Form 10-K
period 2021-12-31
Vaxxinity, Inc.
filed 2022-03-24
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark One)
☒
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended
December 31, 2021
or
☐
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
for the transition period from

to

.
Commission File Number

001-41058
VAXXINITY, INC.
(Exact name of registrant as specified in its charter)
Delaware

86-2083865
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)
1717 Main St
.,
Ste 3388
Dallas
,
TX
75201
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (
254
)
244-5739
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Trading Symbol Name of exchange on which registered
Class A Common Stock, par value $0.0001 per
share
VAXX
The Nasdaq

Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes
☐
No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes
☐
No
☒
Indicate by

check mark

whether the

registrant (1) has

filed all

reports required

to be

filed by

Section 13 or

15(d) of the

Securities Exchange

Act of
1934 during the preceding 12 months (or for such shorter

period that the registrant was required to file such

reports), and (2) has been subject to such
filing requirements for the past 90 days.
Yes
☒

No
☐
Indicate by check mark

whether the registrant has

submitted electronically every Interactive

Data File required to

be submitted pursuant to

Rule 405
of Regulation S-T (§ 232.405 of

this chapter) during the preceding

12 months (or for such shorter period

that the registrant was required

to submit such
files).
Yes
☒

No
☐
Indicate by check mark whether

the registrant is a

large accelerated filer,

an accelerated filer,

a non-accelerated filer,

a smaller reporting company or
an emerging growth company. See the definitions of “large accelerated filer,”

“accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐
Non-Accelerated Filer

☒ Smaller Reporting Company
☒
Emerging Growth Company
☒
If an emerging growth company,

indicate by check mark if the registrant has

elected not to use the extended transition period for

complying with any
new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐

No
☒
The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter,

and therefore,
cannot calculate the aggregate market value

of its voting and non-voting common equity

held by non-affiliates as of such

date. The registrant’s Class
A common stock began trading on the Nasdaq Global Market on November 11, 2021. As of March 24, 2022, the registrant had
111,966,892

shares of
$0.0001 par value Class A common stock outstanding and
13,874,132

shares of $0.0001 par value Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of

the following document

are incorporated

by reference in

Part III of this

Report: the

registrant’s definitive

proxy statement relating

to its
2022 Annual Meeting of

Shareholders. We

currently anticipate that our

definitive proxy statement will

be filed with the

SEC not later than

120 days
after December 31, 2021, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

TABLE OF CONTENTS
PART I
Item 1.
Business
3
Item 1A.
Risk Factors
46
Item 1B.
Unresolved Staff Comments
91
Item 2.
Properties
91
Item 3.
Legal Proceedings
91
Item 4.
Mine Safety Disclosures
91
PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
92
Item 6.
[Reserved]
92
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
92
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
104
Item 8.
Financial Statements and Supplementary Data
105
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
138
Item 9A.
Controls and Procedures
138
Item 9B.
Other Information
139
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
139
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
139
Item 11.
Executive Compensation
139
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
139
Item 13.
Certain Relationships and Related Transactions and Director Independence
139
Item 14.
Principal Accountant Fees and Services
139
PART IV
Item 15.
Exhibits and Financial Statement Schedules
139
Item 16.
Form 10-K Summary
141
SIGNATURES
142

PART

I
Unless otherwise indicated

in this report,

“Vaxxinity

,” “we,” “us,”

“our,” and similar terms

refer to Vaxxinity,

Inc. and our

consolidated
subsidiaries.
SPECIAL NOTE REGARDING FORWARD

-LOOKING STATEMENTS
This Annual Report

on Form 10-K

for the

year ended December

31, 2021 (“Report”)

contains forward-looking statements.

Forward-
looking

statements

are

neither

historical

facts

nor

assurances of

future

performance.

Instead,

they

are

based

on

our

current

beliefs,
expectations and assumptions

regarding the future

of our business,

future plans and

strategies and other

future conditions. In

some cases,
you can identify forward-looking

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

We
caution you

that forward-looking

statements are

not guarantees

of future

performance or

outcomes and

that actual

performance and
outcomes may differ

materially from those

made in or

suggested by the

forward-looking statements

contained in this

Report. In addition,
even

if

our results

of

operations, financial

condition

and cash

flows,

and

the development

of

the

markets in

which we

operate,

are
consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results
or developments in subsequent periods.

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
•

our and our

collaborators’, including United

Biomedical’s (“UBI”), ability and

willingness to obtain,

maintain, defend
and enforce our

intellectual property

protection for our

proprietary and collaborative

product candidates,

and the scope
of such protection;
•

the

performance

of

third

party

suppliers

and

manufacturers

and

our

ability

to

find

additional

suppliers

and
manufacturers;
•

our ability and the potential to successfully manufacture our product candidates for pre-clinical use, for clinical trials and on a larger scale for commercial use, if approved;
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

Russia-Ukraine

conflict

and

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
You

should read

this Report

and the

documents that

we reference

in this

Report and

have filed

as exhibits

completely and

with the
understanding that

our actual

future results

may be

materially different

from what

we expect.

We

qualify all

of the

forward- looking
statements in this Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.
Overview
We

are a purpose-driven biotechnology company

committed to democratizing healthcare across the

globe. Our vision is

to disrupt the
existing treatment

paradigm for chronic

diseases, increasingly

dominated by

drugs, particularly monoclonal

antibodies (“mAbs”), which
suffer

from

prohibitive

costs

and

cumbersome

administration.

We

believe

our

synthetic

peptide

vaccine

platform

(“Vaxxine
Platform”) has the potential

to enable

a new

class of

therapeutics that will

improve the quality

and convenience of

care, reduce

costs
and increase access to

treatments for a wide

range of indications. Our

Vaxxine

Platform is designed to

harness the immune system

to
convert the

body into

its own

“drug factory,”

stimulating the

production of

antibodies with

a therapeutic

or protective

effect. While
traditional vaccines have been

able to leverage this

approach against infectious diseases, they

have historically been unable

to resolve
key challenges in the fight

against chronic diseases. We

believe our Vaxxine

Platform has the potential to

overcome these challenges,
and has the potential

to bring the efficiency

of vaccines to a

whole new class of

medical conditions. Specifically,

our technology uses
synthetic peptides to

mimic and optimally

combine biological epitopes

in order to

selectively activate the

immune system, producing
antibodies against only the desired

targets, including self- antigens, making

possible the safe and effective treatment

of chronic diseases
by vaccines. The modular

and synthetic nature of

our Vaxxine Platform generally provides significant speed and efficiency in candidate
development and has

generated multiple product

candidates that we

are designing to

have safety and

efficacy equal to

or greater than
the

standard-of-care treatments

for many

chronic diseases,

with

more convenient

administration and

meaningfully lower

costs. Our
current pipeline

consists of

five chronic

disease product

candidates from

early to

late-stage development

across multiple

therapeutic
areas, including

Alzheimer’s Disease

(“AD”), Parkinson’s Disease

(“PD”), migraine

and hypercholesterolemia.

Additionally, we believe
our Vaxxine

Platform may be used to disrupt the treatment paradigm for a wide range of other chronic diseases, including any that are or could

potentially be

successfully treated

by mAbs.

We

also will

opportunistically pursue

infectious disease

treatments. When

the
COVID-19

pandemic

struck

the

world

in

March

2020,

we

quickly

reallocated

our

resources

to

develop

vaccine

candidates

for

the
condition. We

have assembled an

industry-leading team with

extensive experience developing

and commercializing successful

drugs
that is

committed to

realizing our

mission of

democratizing healthcare.

Our website

address is

www.vaxxinity.com.

The information
contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Report.
Limitations of the Current Healthcare Paradigm
The current healthcare paradigm favors the development of drugs that are primarily intended for the U.S. market, for niche indications
and

for

treatment

of

disease

rather

than

prevention.

Furthermore,

these

drugs

are

expected

to

be

sold

at

price

points

that

are

only
accessible to healthcare systems

in developed countries. One

class of drugs in

particular exemplifies the current

environment: biologics,
particularly mAbs. In 2019,

biologics represented eight

of the ten top

selling drugs in the

United States, of which

seven were mAbs. The
global

market

for

mAbs

totaled

approximately

$163 billion

in

2019,

representing

approximately

70%

of

the

total

sales

for

all
biopharmaceutical products.
While mAbs can provide life-altering care with generally favorable safety characteristics and significant health benefits for the patients
who receive them, regular

in-office transfusions and annual

treatment costs, which can

exceed hundreds of thousands

of dollars, present
challenges to both patients and payors. These price

and administration hurdles cause mAb treatments to be available to only a fraction
of the population who could benefit from them. Furthermore, mAbs are often restricted to moderate to severe disease and to later lines
of treatment due to their high cost. Based on internal estimates, less than 1% of the worldwide population is on mAbs. Meanwhile, the alternative to

mAbs treatments

tends to

be small

molecules, which

are accessible

to most

patients, but

are often

comparatively less
effective with

more significant

side effects.

Collectively,

this perpetuates

a profound

inequity in

healthcare access,

domestically but
even more so globally, that we believe represents a tremendous social and market opportunity.

Our Solution
Monoclonal antibodies are developed, produced and purified outside the body and then transfused into the patient on a regular basis, as
frequently as bi-weekly. Therefore,

mAbs are inherently

less efficient than

vaccines, which instead

stimulate antibody

production within
the patient’s immune system, requiring both less active material and less frequent treatments. However, while traditional vaccines have historically been

successful addressing

infectious diseases,

previous attempts

to utilize

vaccines to

address chronic

disease have

not
achieved both acceptable

safety and efficacy. This limitation is

driven by a traditional

vaccine’s inability to either stimulate

the requisite
antibody response

against harmful

self-antigens, that

is, break

immune tolerance,

or produce

acceptable levels

of reactogenicity,

the
physical manifestation of

the immune response

to vaccination. Our

Vaxxin

e

Platform technology contains

modular components custom-
designed to

mimic select

biology and

activate the

immune system, enabling

our product

candidates to

break immune

tolerance when
targeting self- antigens, a property observed across multiple clinical and pre-clinical studies. Our Vaxxine Platform depends heavily on intellectual property licensed

from UBI and

its affiliates, a

related party and

a commercial partner

for us, who

first developed the

peptide
vaccine technology utilized

by our Vaxxine Platform. The formulation

of peptide-based medicines

is also complex,

requiring significant
expertise from UBI, its affiliates and our other contract manufacturers to produce our product candidates.
We

believe

our

Vaxxine

Platform

has

the

potential

to

generate

product

candidates

with

attributes

that

collectively

offer

significant
advantages over both mAbs and small molecule therapeutics:
• Cost
:

Monoclonal

antibodies

require

costly

and

complex

biological

manufacturing

processes.

Our
manufacturing process

is chemically

based and

highly scalable

and requires

lower capital expenditures.

In addition, we

designed our
product

candidates to

generate

antibody

production

in

the

body,

thus

requiring

meaningfully

less

drug

substance

relative

to

mAbs,
leading to commensurately lower costs.
• Administration
:

Our

product

candidates

are

designed

to

be

injected

in

quarterly

or

longer

intervals

via
intramuscular injection similar to a flu shot. We believe this offers considerable convenience compared to mAbs, which can require up to bi-weekly dosing via intravenous infusion or subcutaneous injections, and small molecules, which often require daily dosing.
• Efficacy
: In

our clinical

trials conducted

to date,

our product

candidates have

yielded high

response rates
(95% or above at target dose levels)

for UB-311, UB-312 and UB-612,

high target-specific antibodies against self-antigens (as seen in
UB-311 and UB-312

clinical trials) and long

durations of action for

UB-311 (based on

titer levels remaining elevated

between doses)
and UB-612 (based

on half-life). See

our descriptions of

these clinical trials

under “—Our Product

Candidates.” We

also believe that
the improved convenience of our product candidates as compared to mAbs has the potential to lead to increased adherence by patients.
Furthermore, our

Vaxxine

Platform enables

the combining

of target

antigens into

a single

formulation. For

indications that

could be
treated more effectively with a multivalent approach, we believe our Vaxxine Platform would have an advantage over other modalities.
Finally,

because our

Vaxxine

Platform is

designed to

elicit endogenous

antibodies, we

believe our

product candidates

may lessen

or
avoid altogether the phenomenon of anti-drug antibodies which has limited the efficacy of certain mAbs over time.
• Safety
:

Based

on

our

clinical

trials

to

date,

our

product

candidates

have

been

well

tolerated,

with

safety
profiles comparable to placebo.

We

aim to offer

product candidates with

safety profiles at least

comparable to the

competing mAb or
small molecule alternative for the relevant disease.

Our Pipeline
The following chart reflects our current product candidate pipeline:
As used in the chart above, “IND” signifies a program has begun investigational new drug (“IND”)-enabling studies.
Our pipeline

consists of five

lead programs focused

on chronic

disease, particularly neurodegenerative

disorders, in

addition to other
neurology and cardiovascular indications.
Neurodegenerative Disease Programs:
• UB-311
: Targets toxic forms of aggregated amyloid-b

(“Ab”) in the brain to

fight AD. Phase 1,

Phase 2a and
Phase 2a

Long Term

Extension (“LTE”)

trials have

shown UB-311

to be

well tolerated

in mild-to-moderate

AD subjects

over three
years of

repeat dosing,

with a

safety profile

comparable to

placebo, with

no cases

of amyloid-

related imaging

abnormalities-edema
(“ARIA-E”) observed in the Phase 2a trial, and immunogenic, with a high responder rate and antibodies that bind to the desired target.
We expect to initiate a Phase 2b early AD efficacy trial in the second half of 2022.
• UB-312
: Targets toxic forms of aggregated α-synuclein in the brain to fight PD and other synucleinopathies,
such as Lewy body dementia (“LBD”)

and multiple system atrophy (“MSA”). The first part of a Phase 1 trial in healthy volunteers has
shown UB-312

to be

well tolerated,

with no

significant safety

findings, and

immunogenic, with

a high

responder rate

and antibodies
that cross the

blood-brain barrier (“BBB”). No

serious adverse events

were observed in

Part A of

the Phase 1

trial. We

have initiated
the second part of this Phase

1 trial in PD subjects,

and anticipate the completion of an end-of-treatment

analysis in the second half of
2022.
• Anti-tau
:

We

are

developing

an

anti-tau

product

candidate

that

has

the

potential

to

address

multiple
neurodegenerative

conditions,

including

AD,

by

targeting

abnormal

tau

proteins

alone

and

in

potential

combination

with

other
pathological proteins such as Aβ

to combat multiple pathological processes

at once. We

expect to identify a

lead product candidate in
the next two years.
Next Wave Chronic

Disease Programs:
• UB-313
:

Targets

Calcitonin

Gene-Related

Peptide

(“CGRP”) to

fight

migraines.

We

have

initiated

IND-
enabling studies and expect to begin a first-in-human Phase 1 clinical trial in 2022.
• Anti-PCSK9 : Targets proprotein convertase subtilisin/kexin type 9 serine protease (“PCSK9”) to lower low-
density

lipoprotein

(“LDL”) cholesterol

and

reduce

the

risk

of

cardiac

events.

We

expect

to

initiate

IND-enabling

studies

for

this
program in 2022.
Given the global COVID-19 pandemic

and our Vaxxine

Platform’s applicability to

infectious disease, we also have

advanced product
candidates that address SARS-CoV-2.

COVID-19
• UB-612
:

Employs

a

“multitope”

approach

to

neutralizing

the

SARS-CoV-2

virus,

meaning

the

product
candidate is designed to activate both antibody and cellular immunity against multiple viral epitopes.

Phase 1 and Phase 2 trials of UB-
612 have shown

UB-612 to be

well tolerated, with

no significant safety

findings to date

(over 7,500 doses

have been administered

to
over 3,750 subjects).

No serious adverse

events were observed in

the Phase 1

trial. In the

Phase 2 trial,

twenty serious adverse

events
were observed

through interim

analysis. Only

one led

to discontinuation

of the

study,

and none

were considered

UB-612-related. In
these trials we observed

that UB-612 generated antibodies

that can bind to

the S1-RBD protein and

neutralize SARS-CoV-2, in addition
to driving

T-lymphocytes

(“T-cell”)

response. An

emergency use

authorization (“EUA”)

application for

UB-612 was

denied by

the
Taiwan Food and Drug Administration (“TFDA”) in August 2021, but, in collaboration with our partner United Biomedical, Inc., Asia
(“UBIA”),

we

are

appealing

that

decision.

At

the

same

time,

we

are

still

pursuing

approval

of

UB-612

elsewhere,

including

as

a
heterologous boost (boosting the immunity of a subject who has already received a different vaccine). In collaboration with University
College London

and VisMederi

,

we analyzed

sera from

subjects immunized

with a

booster dose

of UB-612.

Data demonstrated

that
UB-612

elicited

a

broad

IgG

antibody

response

against

multiple

SARS-CoV-2

variants

of

concern,

including

Alpha,

Beta,

Delta,
Gamma,

and Omicron,

and higher

levels of

neutralizing antibodies

against Omicron

than

reported with

three doses

of

an approved
mRNA vaccine.

We

believe our Vaxxine

Platform has application across a

multitude of chronic and infectious

disease indications beyond our

existing
pipeline. We

also are

developing additional product

candidates that we

believe may

address significant unmet

needs both

within and
beyond our current pipeline’s therapeutic areas.
Our Team
We

have assembled an

experienced group of

executives with deep

scientific, business and

leadership expertise in

pharmaceutical and
vaccine

discovery

and

development,

manufacturing,

regulatory

and

commercialization.

Mei

Mei

Hu,

our

co-founder

and

Chief
Executive Officer, has

been a

member of the

executive committee

of UBI since

2010. Our

board of

directors is

chaired by

our co-founder
Louis

Reese,

who

has

been

a

member

of

the

executive

committee

of

UBI

since

2014.

Our

research

efforts

are

guided

by

highly
experienced

scientists

and

physicians

on

our

leadership

team

including

Dr.

Ulo

Palm,

our

Chief

Medical

Officer,

and

Dr.

Farshad
Guirakhoo,

our

Chief

Scientific

Officer.

Our

leadership

team

contributes

a

diverse

range

of

experiences

from

leading

companies
including

Acambis,

Allergan,

Amgen,

Dendreon,

Eli

Lilly,

Merck,

Novavax,

Novartis,

Sanofi,

and

Schering-Plough,

and

were
executives in multiple successful

mAb and vaccine launches,

including Dupixent, Kevzara, Provenge,

PreveNile, Ervebo, Imojev and
Dengvaxia. As of December 31, 2021, we have

assembled an exceptional team of approximately 86 employees, the majority of whom
hold

Ph.D.,

M.D.,

J.D.

or

Master’s

degrees,

and

we

are

regularly

hiring

additional

personnel.

We

also

have

a

highly

experienced
scientific advisory board consisting of 13 doctors and scientists.
Our Strategy
Our mission is

to develop product

candidates that

improve the

quality of care

for chronic diseases

and are accessible

to all patients

across
the globe. In order to achieve this mission, we seek to:
•
Advance our chronic disease pipeline through

clinical stage development
: We

plan to advance UB-311 and
UB-312

through

clinical

stage

development

for

the

treatment

of

neurodegenerative

disorders.

In

addition,

we

are

conducting

IND-
enabling studies

on multiple

pre-clinical product

candidates that

are focused

on the

treatment of

chronic migraines,

hypercholesterolemia
and additional neurodegenerative disorders. We

believe that our differentiated Vaxxine

Platform will enable our product candidates, if
successful, to

potentially disrupt

the treatment

paradigm for

their respective

indications. However,

there can

be no

guarantee that

we
will achieve commercialization of any such product candidates.
• Expand our pipeline of product candidates : Chronic diseases are prevalent globally and expected to worsen over the next several decades. In furtherance of our mission, we plan to expand our pipeline by developing new product candidates that
address additional indications. In

expanding our pipeline,

we rely on

our proprietary filtering

methodology, which

evaluates potential
product

candidates

across

five

principal

criteria

–

(i)

probability

of

technical

and

regulatory

success,

(ii)

addressable

market,

(iii)
development cost, (iv) competitive dynamics and (v) disruptive potential.
•
Opportunistically develop

treatments for infectious

diseases
: While

our core

mission focuses

on the

treatment
of chronic diseases, we are committed to bringing accessible medicines to people around the world and will address infectious diseases
opportunistically. For example, when the COVID-19 pandemic struck the world, we rapidly deployed resources in pursuit of a product candidate currently embodied in UB-612.
•
Expand

and

scale

our

existing

capabilities
:

We

are

investing

in

our

operational

processes,

facilities

and
human capital to accelerate the speed with which we can bring product candidates through the development pipeline, and to expand the
capacity for developing more product candidates simultaneously.

•
Continue to

improve our

Vaxxine

Platform
: In

addition to,

and in

conjunction with,

our product

candidate
development

efforts,

we

are

continuously

working

to

improve

and

enhance

the

richness,

breadth

and

effectiveness

of

our

Vaxxine
Platform. As

our Vaxxine Platform further

develops, we

believe that

we can

both increase

the number

of product

candidates in

concurrent
development and accelerate the process of advancing product candidates through pre-clinical and clinical development.
•
Maximize the value

of our product candidates

through potential partnerships
: We currently retain

worldwide
rights for the majority of our product

candidates and will consider entering into development and

commercialization partnerships with
third parties that align with our mission on an opportunistic basis.
Background

and Limitations of Traditional Vaccines

and Monoclonal Antibodies
The immune

system, the

body’s

mechanism for

fighting off

potential threats,

is comprised

of cells

that form

the innate

and adaptive
immune responses.

The main

purpose of

the innate

immune system

is to

immediately prevent

the spread

and movement

of

foreign
pathogens throughout the body. The adaptive immune response is specific to the pathogen presented to T-cells and B lymphocytes (“B-
cells”) and leads to an enhanced

response upon future encounters with those

antigens. Antibodies represent an important

tool within the
adaptive immune system’s arsenal. Upon

detection of a potential

threat, B-cells produce antibodies

that recognize, bind

to and eliminate
the threatening pathogen. Over

time, the immune system

develops the ability to

produce countless types of

antibodies, each finely tuned
against a specific threat.
Generally, the immune system is able to function effectively by neutralizing viruses, bacteria and even self-generated cells and

proteins
from within our own bodies that could

cause harm if unchecked. However,

as powerful as the immune system is,

there are threats that
it

cannot

overcome

on

its

own,

generating

the

need

for

medicine.

Conventional

forms

of

medicine

include

small

molecules

(e.g.,
antibiotics), which

can inhibit or

promote action within

the body by, for

instance, binding

to a receptor

on the surface

of a cell,

or directly
inducing toxic effects

upon bacteria. These

medicines do not

necessarily modulate the

immune system directly

in order to

work. Instead,
they work alongside it.

While small molecules have

provided substantial benefits to

human health, they are

not designed to interact

with
the immune system. They may also have limited

efficacy in cases where an immune response

to a target can be used

against a chronic
condition.
Vaccines
In the first

part of the

twentieth century,

vaccines revolutionized healthcare

by directly interacting

with, and modulating,

the immune
system — training

it to recognize

a dangerous pathogen

by introducing the

immune system

to a relatively

harmless form

of the pathogen,
its toxins

or one

of its

surface proteins,

thereby promoting

the body’s

own production

of binding

antibodies. Once

immunized

to a
specific pathogen, the immune system can recognize it and generate the antibodies to fight it more quickly and robustly.
Traditional vaccine technologies have generally

focused on the prevention of bacterial and

viral infections and not on chronic disease.
In

chronic

disease

settings,

the

disease-causing

agents

frequently

come

from

within

the

body.

These

self-antigens

are

proteins

that
become too abundant, misfolded or aggregated such

that they can no longer perform their

healthy function and even may induce

toxic
effects.

The body

can

sometimes produce

antibodies

against

such proteins,

but

this often

falls

short of

providing

the right

types of
antibodies in the

right concentrations to

ward off disease.

Historically, vaccine technologies developed

to target these

proteins have been
unable to

break immune

tolerance —

that is,

the immune

system’s

general avoidance

of reactivity

towards self-antigens

— with

an
acceptable level of reactogenicity.

The challenges faced by prior efforts to

advance vaccine technologies for chronic diseases included
low response rates, low titer levels, off-

target responses and other safety concerns such as T-cell mediated inflammation.
Monoclonal Antibodies
The first

mAbs were

developed in

the later

part of

the twentieth

century.

In contrast

to vaccines,

which prompt

the body

to produce
antibodies, mAbs are antibodies manufactured outside of the patient’s body and then injected or infused into the body to recognize and eliminate

harmful

targets.

Monoclonal

antibodies

have

revolutionized

the

standard-of-care

treatment

for

many

chronic

diseases.
However, manufacturing mAbs

is often

an expensive

and complex

process and

administering mAbs

is cumbersome,

sometimes requiring
infusions as

frequently as

bi-weekly.

These factors

have generally

limited mAbs’

availability to

moderate-to-severe disease,

to later
lines of therapy and to wealthier geographies, thus denying access to a substantial portion of the patients who could benefit from them.
Finally,

patients

on

mAbs

often

experience

a

loss

of

effectiveness

over

time

due

to

a

phenomenon

known

as

anti-drug

antibodies,
whereby the

immune system

begins to

recognize therapeutic

mAbs as

foreign, and

mounts a

response against

them, eventually

mitigating
their efficacy.
Our Vaxxine Platform
Our Vaxxine

Platform is designed to stimulate the patient’s own immune system to generate antibodies and overcome the limitation of traditional

vaccines

to

effectively

and

safely

target

self-antigens

in

chronic

diseases.

Our

product

candidates

have

broken

immune
tolerance against self-antigens consistently. As described in the section titled “Our Product Candidates”

below, across six clinical trials,
we have consistently observed

that our product candidates

have stimulated the development

of antibodies against the

desired target at

relevant doses in clinical trial subjects, including the elderly. We have observed favorable tolerability and reactogenicity of our product candidates

across

studies of

UB-311,

UB-312

and

UB-612,

with

no

significant

safety findings

to

date.

We

aim

to

develop

product
candidates

that

possess

clinical

advantages

against,

and

safety

profiles

at

least

comparable

to,

relevant

mAbs

and

small

molecule
treatments. We

believe our product candidates have the potential to

eventually capture meaningful market share from mAbs and small molecules, and to provide therapeutic benefit

to large patient populations who

currently receive neither form of

treatment. This would
represent

an

unprecedented

shift

in

the

treatment

paradigm,

potentially

providing

better

global

access

to

treatments

that

have

been
previously limited

to

the wealthiest

nations.

In particular,

we believe

our

treatments for

chronic disease

could reflect

the

following
benefits as compared with the relevant mAbs and small molecule alternatives:
Characteristics of our Product Candidates versus Monoclonal Antibodies and Small Molecules
History and Design
Our Vaxxine Platform utilizes a peptide vaccine technology first developed by UBI and subsequently refined over the last two decades,
with more than three billion doses of animal vaccines sold to date. UBI initiated the development of this technology for human use; the
business

focused

on

human

use

was

then

separated

from

UBI

through

two

separate

transactions:

a

spin-out

from

UBI

in

2014

of
operations focused on developing chronic

disease product candidates that resulted

in United Neuroscience, a Cayman

Islands exempted
company (“UNS”),

and a

second spin-out

from UBI

in 2020

of operations

focused on

the development

of a

COVID-19 vaccine

that
resulted in C19 Corp., a

Delaware corporation (“COVAXX”)

.

Our current company,

Vaxxinity,

Inc., was incorporated under the laws
of the State of Delaware on February 2, 2021 for the purpose of acquiring UNS and COVAXX in March of 2021.

On March 2,

2021, in

accordance with

a contribution

and exchange

agreement among Vaxxinity,

UNS, COVAXX

and the

UNS and
COVAXX stockholders party thereto (the “Contribution and

Exchange Agreement”), the

existing equity holders

of UNS and COVAXX
contributed their equity interests

in each of

UNS and COVAXX

in exchange for equity

interests in Vaxxinity

(the “Reorganization”).
In

connection

with

the

Reorganization,

(i) all

outstanding

shares

of

UNS

and

COVAXX

preferred

stock

and

common

stock

were
contributed to

Vaxxinity

and exchanged

for like

shares of

stock in

Vaxxinity,

(ii) the outstanding options

to purchase

shares of

UNS
and COVAXX

common stock were terminated and substituted with options to purchase shares of Class A common stock in Vaxxinity,
(iii) the outstanding

warrant to

purchase shares

of

COVAXX

common stock

was cancelled

and

exchanged for

a warrant

to acquire
Class A common

stock in

Vaxxinity,

and (iv) the

outstanding convertible

notes

and a

related party

not payable

were contributed

to
Vaxxinity

and the former holders of such notes received Series A preferred stock in Vaxxinity.

UBI has used

its capabilities in peptide

technology for innovations across

an array of

business endeavors: antibody

testing for human
diagnostics, animal health vaccines and the manufacture of

medical products. Its innovative products include one of

the first approved
peptide-based blood antibody tests in

the world (for HIV), one

of the first approved peptide

vaccines against an infectious disease

in the
world in animal health (for a food-and-mouth disease virus) and one of the first approved peptide vaccines against a self-antigen in the world in

animal health

(an anti-luteinizing

hormone-releasing hormone

(“LHRH”) vaccine

used for

the immunocastration

of swine).
Grant funding from the

National Institutes of Health

supported some of UBI’s

work in the fields

of vaccines and antibody

testing. To
commercialize its

animal health vaccine

business, UBI and

its affiliates scaled

up GMP vaccine

manufacturing to over

500 million doses
per

year

and

partnered

with

a

top-ten

animal

health

company

for

commercialization

of

its

anti-LHRH

vaccine;

all

together,

UBI’s
technology platform is utilized for the vaccination of approximately 25% of the global swine population annually.
We are

advancing our peptide-based Vaxxine

Platform to develop product candidates that target chronic diseases and COVID-19.

Our
Vaxxine

Platform

comprises

a

custom,

rationally

designed

antigen

capable

of

evoking

an

immune

response

(an

“immunogen”)
formulated with

a proprietary

CpG oligonucleotide.

The immunogen

contains several

advanced synthetic

peptides, including

B-cell
epitopes, T-helper

(“Th”) antigen carrier constructs and epitope linker configurations. This composition enables us to achieve a highly

specific immune response

to the target

antigen, with limited

inflammation and off-target

effects that

could cause reactogenicity.

This
design process has evolved into a repeatable series of well-defined steps, which has enabled the development of our current pipeline of product candidates.
Key Elements of our Vaxxine Platform Constructs and Formulations
When developing a

product candidate, we

use publicly available

information and sophisticated

bioinformatics tools to

investigate the
entire protein structure of a target in a comprehensive manner to identify functional B-cell epitopes that may provide optimal antigens.
We then synthesize custom

peptides that mimic

these identified antigens

to elicit highly

specific antibodies

against these B-cell

epitopes.
To yield favorable tolerability profiles, we design our product candidates such that they lack

T-cell epitopes and screen them for lack of
T-cell mediated inflammation and toxicity,

as well as reactogenicity. Such screening tests include the measuring of immunogenicity of each B-cell

antigen with

and without

conjugation to

a Th

carrier peptide (a

response only

when conjugated to

a Th

carrier peptide is
desired), epitope mapping assays

and in vivo and

ex vivo tests of

lymphocyte proliferation, pro-inflammatory cytokine release

and T-
cell infiltration. To

enhance effectiveness, we seek to optimize the size

and sequence of our custom peptides to elicit a

robust, specific
antibody response when linked to a carrier molecule.
We

then

attach

a

proprietary

carrier

molecule,

an

artificial

Th

carrier

peptide

that

delivers

the

synthetic

peptide

into

cells.

Carrier
molecules used in traditional vaccines often elicit a strong T-cell mediated immune response, resulting in significant off-target activity.
In our

pre-clinical trials

and clinical

trials to

date, our

product candidates

have displayed

specific immunogenicity,

or the

ability to
stimulate

an

immune

response,

thereby

greatly

reducing

potential

off-target

effects

and

increasing

the

potential

for

our

product
candidates to

be well

tolerated and

efficacious. We

have observed

that our

carrier molecules

have produced

consistent results

across
multiple

species

and

against

multiple

targets

in

our

six

human

clinical

trials

to

date.

Traditional

vaccines

have

faced

challenges

in
achieving specific responses because

they rely on conjugating

the antigen to a

large toxoid molecule

carrier protein, to which

most of
the antibody response is directed, causing off-target effects such as inflammation.

Our Product Candidate Does not Induce an Antibody Response against its Carrier Molecule
The graph

above illustrates

that our

peptide carriers

induce a

strong immune response

against the

target antigen, and

a minimal

immune
response against themselves, as compared to traditional vaccines formulated with other types of carrier molecules.
Our peptide

carriers have

short sequence

lengths, which

contribute to

their immunosilence

and ability

to avoid

a direct

response by
cytotoxic T-cells. However,

the carriers’ sequences mirror those found in naturally ubiquitous pathogens, so they are easily recognized by T-helper

cells. This encourages robust T-helper

cell exposure to the

carrier peptide and promotes activation

of other immune cells.
In turn,

B-cells are

exposed to

the B-cell

antigen and

begin antibody

production against

the antigen,

while avoiding

exposure to

the
carrier peptide, which avoids antibody response to the carrier. We believe that B-cell exposure to the carrier peptide is avoided because of its relatively small size

and its high affinity

to T-helper

cells, such that T-helper

cells are exposed to the

carrier peptide rapidly and
robustly,

more so than

other cell types.

UBI first developed

a library of

such peptide carriers,

which contain various

Th cell

epitopes
and are of critical importance to our vaccine configuration. Our library of peptide carriers enables the use of different carrier molecules
or different combinations

of carrier molecules,

which allows us

to potentially regulate the

speed of immune

response onset as

well as
the magnitude and

duration of

that response. For

example, a longer

duration of

response would allow

for less

frequent dosing.

Other
variables that can

be adjusted to

modulate the immune

response include dosing

and formulation optimization. In

the case of

vaccines
targeting

infectious diseases, T-cell mediated activity is desirable, while in the case of chronic diseases, it is not. Our Vaxxine Platform affords

the

flexibility

to

design

immunogen

constructs

that

specifically

promote

cytotoxic

T-cell

activity

when

warranted

(e.g.,

for
infectious diseases).
We utilize our linker construct to

attach our peptide

carriers with our

custom antigens. In

addition to their binding

function, these linkers
also enhance the immune system response further by enabling conformational changes to optimize presentation of the B-cell epitope to
antigen-presenting cells (“APCs”), such as B-cells and dendritic cells (“DC”).
Our Vaxxine Platform also enables the construction of

multitope configurations, whereby we

can attach multiple immunogens

targeting
multiple

B-cell

epitopes

simultaneously,

each

with

different

targets,

within

a

single

product

candidate.

Combinations

of

therapies
targeting

different

molecular

mechanisms

are

common

in

treating

neurologic,

cardiovascular,

psychiatric,

metabolic,

respiratory,
infectious and oncologic disease. Our Vaxxine

Platform’s favorable cost of goods

and efficient manufacturing process could allow for
viable combinations

of targeted

therapies in

a single

formulation. This

concept could

be applied

in an

array of

potential therapeutic
areas. Our current

pipeline has candidates

against amyloid-β, α-synuclein

and tau; combinations

of two or

more of these

might prove
more effective than

any single therapy

in some patients.

Pre-clinical data to

date suggests that

we can elicit

antibody titers against

all
three targets

in a

single formulation.

For mAb-based

treatments, such

combinations might

require the

individual dosing

of multiple
separate mAb therapies, thereby compounding cost and administration burdens.

Immunogenicity of Single- Versus Combination-Target

Formulations in Guinea Pigs
Guinea

pigs

(three

per

dose)

were

tested

with

either

single-target

or

combination-target

formulations,

then

serum

was

drawn

and
antibody titers compared via enzyme immunoassays

(“EIA”). Combination-target formulations elicited similar titer levels against each
target as

corresponding single-target

formulations. This suggests

we can

create product

candidates with multiple

neurodegenerative
targets in a single formulation and achieve sustainable titer levels.
Product Candidate Formulations
In

addition

to

our

immunogen

construct,

each

product

candidate

formulation

includes

custom

CpG

oligonucleotides

and

adjuvant
selection. CpG

oligonucleotides are

negatively charged, and

we utilize

proprietary CpG

configurations to

stabilize the

positively charged
peptides.

This

stabilization

acts

to

optimize

display

of

the

B-cell

epitope

to

APCs.

In

this

way,

the

primary

function

of

CpG
oligonucleotides in our formulations is that of an excipient, even though it has the secondary function of an adjuvant.
A potential secondary

function of CpG

is that of

an adjuvant. Certain

CpG configurations are known

to act as

immunostimulants and
promote direct

cytotoxic T-cell activity, while others

do not.

Accordingly, our selection

of the

specific CpG

modality is

highly dependent
on the target indication. For

infectious disease indications, the T-cell

response generated by the CpG configuration

is independent and
in addition to that of the T-cell response generated by the peptide carrier.
The final formulation includes the addition

of an adjuvant, such as a well-recognized,

alum-derived Adju-Phos or Alhydrogel to further
enhance

the

immunogenicity

of

our

product

candidate.

Alum-derived

adjuvants

are

commonly

used

in

vaccines

to

enhance

the
stimulation of an

immune response. This

is not the

same adjuvant used

in other companies’

failed neurodegenerative

vaccine candidates.
How our Product Candidates Function
Our immunogens

stimulate the

body’s

adaptive immune

system to

produce antibodies

against a

variety of

antigen targets,

including
secreted

peptides

or

proteins,

degenerative

or

dysfunctional

proteins

and

membrane

proteins,

as

well

as

infectious

pathogens.

The
mechanism of action involves the following sequence of steps:
1.

The immunogen is taken up

by an APC, such as

a DC. Antigen uptake leads

to DC maturation and

migration
to the draining lymph nodes where the DCs interact with CD4+ T-helper cells.
2.

DCs engulf and process the

antigen internally and present the

T-helper

epitope on major histocompatibility
complex (“MHC”)

Class II

molecules. The

presentation activates

immunogen-specific CD4+

T-helper

cells causing

them to

mature,
proliferate and promote B-cell stimulatory activity.
3.

B-cells with receptors that recognize the target B-cell

epitope bind, internalize and process the immunogen.
The binding of the B-cell receptor to the immunogen provides the first activation signal to the B-cells.
4.

When B-cells

function as

APCs and

present the

T-helper

epitope on

MHC Class

II molecules,

interaction
with immunogen-specific CD4+

T-helper

cells provides a

second activation signal

to B-cells, which

causes them

to differentiate

into
plasma cells.
5.

B-cell

epitope-specific plasma

cells produce

high

affinity

antibodies

against the

target

B-cell

epitope. Of
particular importance for neurodegeneration targets, these antibodies are produced in sufficient concentrations to cross the BBB.

Overview of How our Product Candidates Function
Importantly, from both

clinical trials and pre-clinical studies, we have

observed the rapid expansion of antibodies upon

administration
of a booster of our

product candidates. Based on

the available data to

date, we can infer that

while antibody titers decline with

time after
administration, a small number of memory B-cells

and antibody secreting cells are maintained

in the lymphoid organs, spleen or

bone
marrow. We believe this is important because if a

patient misses a dose

of our product candidate,

they may be able

to recall the antibody
response, and therefore the therapeutic effect of the antibodies, with a single booster, even after a long period of time has passed.
Vaxxine

Platform Immunogenicity upon Re-dosing
As shown

in the

above graph,

a repeatable

immune response

elicited from

our product

candidates has been

observed with

a booster
dose over one year after the priming regimen.
Furthermore, the antibodies elicited

by our product candidates

have different properties than those

of mAbs targeting similar pathology.
In general,

we aim

to achieve

binding affinity,

specificity and

functionality similar

or improved

compared to

mAbs targeting

similar
pathology.

We

use Bio-Layer

Interferometry (ForteBio®)

to compare

kon, koff

and kD

values of

antibodies elicited

by our

product
candidates versus mAbs. We

also use Western

blot or slot blot to

evaluate the binding specificity of antibodies

elicited by our product

candidates against the toxic, misfolded or aggregated forms of the target protein, and avoidance of monomers or healthy forms. We use
immunohistochemical analyses to observe the binding of antibodies to pathological inclusions on brain sections of patients. Moreover, we use cell-based models and animal models to measure the induced antibodies’ functionality. Additionally, a major challenge in mAb drug

discovery

is

that

mAbs

are

prone

to

induce

an

immune

response

against

themselves,

resulting

in

a

potential
inactivation/neutralization of the mAb by

the host (i.e., the patient).

This is not a concern

with our vaccine approach as

each patient will
produce its own antibodies against the target. Finally,

mAbs have a potential for off-target binding, which

could result in non- specific
safety and toxicity issues. We believe that this is

unlikely to happen using our vaccine

approach since antibodies elicited by

our product
candidates come

from the

body’s

own B-cells

and are

therefore unlikely

to induce

antibodies against

other self-proteins

as a

foreign
antibody may.
Product Candidate Selection Process
Because our Vaxxine Platform may

have applicability across

a range of

chronic diseases, we

employ a proprietary

filtering methodology
to best identify new product candidates for development. We evaluate potential product candidates across five principal criteria:
•
Probability

of

technical

and

regulatory

success
:

We

examine

the

probability

of

success

for

a

product
candidate based on stage of

development and therapeutic area, and

then make target-

specific adjustments for design

difficulty, industry
knowledge and

clarity of biological

mechanism, general

safety risk and

estimated titer

level required

for therapeutic

effect. This criterion
accounts for the known validity of a given target in the relevant disease context.
•
Market

opportunity
:

We

account

for

the

prevalence,

unmet

need

and

drug

market

size

for

each

likely
indication associated with a given target, as well as the number of potential indications.
• Development cost
: We

estimate the

cost of

development through

BLA submission,

the time

to submission
and the number of patient-years to proof-of-concept.
• Competitive advantages
: We

evaluate the extent to which the advantages of

our Vaxxine

Platform compare
to the current and potential future standard of care, including convenience, dosing, safety, efficacy and cost.
• Disruptive opportunities : We evaluate the extent to which the potential disruptive properties of our Vaxxine
Platform may play

a role in

treatment paradigms, including

the ability to

“leap-frog” mAbs

and treat patients

in earlier lines

of treatment,
to be used as a prophylactic, to combine multiple targets into a single formulation and to be used as an adjuvant therapy.
After assigning values to

each criterion for a

given product candidate, we

weight each criterion according

to a confidential algorithm,
and thereby prioritize product candidates for development. We update these values on a regular basis based on new scientific literature,
trial results and our Vaxxine Platform advancements.
As an example, in light of these criteria, AD and other neurodegenerative diseases that involve misfolded proteins are an attractive area for development. First, as the field has gained knowledge and clinical experience around the biology of targeting aberrant proteins with
antibodies, the relative

technical, safety and

regulatory risk has

decreased. AD and

PD have high

prevalence worldwide, and

large unmet
need with

no disease-modifying

products readily

available to

patients. Moreover, the

underlying pathologies

often begin

years or

decades
before symptoms may appear

and as a

result, early intervention in

the disease state, as

well as prevention or

delay of onset strategies,
may be optimal

and more practically

achievable with a

vaccine approach. While

mAbs can target

the pathology, they face

the limitations
of high cost, cumbersome and inefficient administration and limited access, and are not suited for early treatment or prevention, which
we believe provides a disruptive opportunity for our Vaxxine Platform.
We

do not

currently evaluate

oncology and

infectious diseases

through the

above framework.

We

generally do

not pursue

oncology
targets given

the hyper-segmentation

of subjects

common in

clinical development

efforts in

oncology that

leads to

relatively narrow
labels, and

due to

the strengths

of other

new modalities

such as

cell-based therapy

in this

area. We

only consider

infectious disease
opportunistically. However, our approach with respect to oncology and infection diseases could change in the future.
We believe that our Vaxxine

Platform, and our strategy more generally, will create a significant opportunity for drug development well beyond our current

pipeline of clinical

and pre-clinical indications,

in therapeutic areas

including allergy

(e.g., chronic rhinosinusitis,
atopic

dermatitis,

food

allergy),

autoimmune

disease

(e.g.,

psoriasis,

psoriatic

arthritis,

Crohn’s

disease),

pain

(e.g.,

peripheral
neuropathy, diabetic neuropathy) and bone and muscle atrophy (e.g., sarcopenia of aging, osteopenia).
Underlying Drivers of Our Platform Advantages
Our Vaxxine Platform’s properties drive the unique

combination of attributes

that we believe

will be reflected

in our product

candidates:

• Cost
: Our reliance on chemically

linked, custom peptide sequences fuels cost

efficiencies that we expect to
enable

broad

accessibility

to

our

product

candidates.

Foremost

among

these

relates

to

dosing.

Monoclonal

antibodies

require

more
physical material for annual dosing because the patient needs to be delivered the externally manufactured therapeutic antibodies, which have high molecular weight. In

contrast, our product candidates

are designed to stimulate the

body’s immune system to produce its own
antibodies and

have relatively

low molecular weight.

While an

annual supply

of mAbs

doses may

include grams

or tens

of grams

of
drug substance, our current product candidates only require 1 to 2 milligrams each, or even less, leading to a relatively low annual cost of goods. In our

development programs to date,

we have achieved a

cost of goods amounting

to a small fraction

of the typical

cost of
mAbs (as low as <1%).
• Administration
: Administration of our product

candidates generally requires three

priming doses, each in the
range of several

hundred micrograms, followed

by booster doses

of a similar

magnitude 2 to

4 times per

year. As described in

the section
titled “Our

Product Candidates”

below,

in clinical

trials we

have observed

that our

product candidates

elicited a

sustained antibody
response, with elevated antibody

levels lasting six

months or longer. We believe this presents a

meaningful advantage over

many mAbs,
which commonly require either bi-weekly

or monthly injections, or

monthly or quarterly infusions, and

many small molecules, which
commonly require a daily pill.
• Safety
: The

antibodies generated by

our product

candidates are

designed to

be highly

specific to the

target
antigen and to

avoid an off-target

immune response to

the peptide carrier,

thereby limiting inflammation and

other off-target

activity.
We

believe these

characteristics have

yielded the

high tolerability

observed in

the clinical

studies of

our product

candidates to

date.
Furthermore, the

titer response

to our

product candidates

is naturally

titrated, which

may reduce

the likelihood

of an

antibody Cmax
safety side effect, and is naturally reversible, thus avoiding an uncontrolled or permanent immune response.
• Efficacy
: In

our clinical

trials conducted

to date,

our product

candidates have

yielded comparatively

high
response

rates (95%

or

above at

target

dose levels)

for UB-311,

UB-312 and

UB-612, high

target-

specific antibodies

against

self-
antigens (as

seen in

UB-311 and UB-312

clinical trials)

and long

durations of

action for

UB-311 (based on

titer levels

remaining elevated
between doses)

and UB-612

(based on

half-life). Furthermore,

our Vaxxine

Platform enables

the combining

of target

antigens into

a
single formulation. For indications that

could be treated more effectively

with a multivalent approach, we

believe our Vaxxine Platform
would have an advantage over other modalities. Finally, because our Vaxxine

Platform is designed to elicit endogenous antibodies, we
believe our product candidates may

lessen or avoid altogether the

phenomenon of anti-drug antibodies which

has limited the efficacy of
certain mAbs over time.
Additionally,

our Vaxxine

Platform possesses

important benefits

reflected at

the platform

level, as

opposed to

the product

candidate
level:
• Product Candidate Discovery
: Our Vaxxine

Platform enables the efficient iteration of product candidates in the discovery phase

through rapid, rational

design and formulation.

We

are able to

screen in high

throughput rapidly and

at low cost.
Upon nominating

a target

for drug

discovery,

we can

formulate several

dozen product

candidate compounds

for preliminary

in vivo
immunogenicity and cross-reactivity

screening within 2 to

3 months. This process

allows nonviable product

candidates to “fail fast”

and
allows

us

to

carry

top

product

candidates

forward

through

subsequent

pre-clinical

development

to

lead

identification.

In

contrast,
biologics require the maintenance and

adjustment of living cultures to design,

formulate and iterate, and therefore discovery

and early
development is inherently less efficient.
• Process Development
: Scaling the formulation of a drug product from research grade to clinical grade, then
to commercial grade, typically

consumes a great deal

of resources. This, together

with the development of

assays for quality control

and
quality assurance,

comprise process

development. Through

our manufacturing

partnership with

UBI and

certain of

its affiliates,

we
leverage their

experience scaling

the manufacture

of both

clinical and

commercial compounds

that use

our Vaxxine Platform technology.
Unlike process development

for mAbs, which

has inherent challenges

such as risk

of contamination in

cell culture or

bioreactors and
time-consuming adjustments

to cell

lines for

any formulation

adjustment, our

peptide platform

relies on

chemical synthesis

which is
more reproducible and scalable, and relatively quick to manipulate for any modifications.
Our Product Candidates
Neurodegenerative Disease Programs
Neurodegenerative diseases are a collection of conditions defined by progressive nervous system dysfunction, degeneration or death of neurons, which can cause cognitive decline,

functional impairment and eventually death. Neurodegeneration represents one of the most
significant unmet medical needs of our time due to an aging population and lack of effective therapeutic options.
Two of the most common

neurodegenerative diseases are

AD and PD.

In the United

States, currently more

than six million people

suffer
from

AD,

and

approximately

one million

people

suffer

from

PD

according

to

estimates

from

the

Alzheimer’s

Association

and

the
Parkinson’s Disease

Foundation, respectively.

As a result,

AD and PD

bring a heavy

burden on our

society’s cost

of care. The

direct
costs of caring for individuals with AD and

other dementias in the United States were estimated at

$305 billion in 2020 according to a

study

published

by

the

American

Journal of

Managed

Care,

and

are

projected

to

increase to

$1.1

trillion by

2050

according

to

the
Alzheimer’s Association. The financial burden of PD exceeded $50 billion in the United States in 2019. Many more people around the world suffer from these two diseases and their related social and economic implications.
UB-311
An Overview of Alzheimer’s Disease
Alzheimer’s disease

is a

progressive neurodegenerative disorder

that slowly destroys

memory and cognitive

skills and

eventually the
ability to

carry out

simple tasks.

Its symptoms

include cognitive

dysfunction, memory

abnormalities, progressive

impairment in

activities
of daily

living and

a host

of other

behavioral and

neuropsychiatric symptoms.

The exact

cause of

AD is

unknown, but

genetic and
environmental

factors

are

established

contributors.

AD

affects

more

than

six million

people

in

the

United

States

and

44 million
worldwide. The economic burden of AD is expected to surpass $2.8 trillion by 2030.
Many molecular and cellular changes take place in the brain of a person with AD. Aβ plaques and neurofibrillary tangles of tau protein
in the brain are the pathological hallmarks of the disease.

These abnormal depositions lead to loss of neurons and

neuronal connectivity
and the signs and symptoms of AD.
The Aβ

protein involved

in AD

comes in

several different

molecular forms

that accumulate

between neurons.

One form,

Aβ 42,

is
thought to be especially

toxic. In the brains

of patients with AD,

abnormal levels of this naturally

occurring protein clump together

to
form plaques that collect between neurons and disrupt cell function.

Research is ongoing to better understand how, and at what stage of the disease, the various forms of Aβ influence AD.
Neurofibrillary tangles are

abnormal accumulations of

a protein called

tau that collect

inside neurons. Healthy

neurons are

supported
internally,

in part,

by structures called

microtubules, which help

to guide nutrients

and molecules from

the cell

body to

the axon

and
dendrites. In healthy neurons, tau normally

binds to and stabilizes microtubules. In

AD, abnormal chemical changes cause tau

to detach
from microtubules and to

stick to other tau

molecules, forming threads that

eventually join to form

tangles inside neurons. These

tangles
block the neuron’s transport system, which harms the synaptic communication between neurons.
Converging

lines of

evidence suggest

that AD-related

brain changes

may result

from a

complex interplay

among abnormal

tau, Aβ
proteins and several other

factors. It appears that

abnormal tau accumulates in

specific brain regions involved

in memory. Concurrently,
Aβ clumps into

plaques between

neurons. As the

level of

Aβ reaches a

tipping point,

tau rapidly spreads

throughout the

brain. In addition
to the spread of Aβ and tau,

chronic inflammation and its effect on the

cellular functions of microglia and astrocytes,

as well as changes
to the vasculature, are thought to be involved in AD’s pathology and progression.
Limitations of Current Therapies
Two

classes

of

small

molecules

approved

for

the

treatment

of

AD’s

symptoms

are

acetylcholinesterase

inhibitors

(“AChEIs”)

and
glutamatergic

modulators.

AChEIs

are

designed

to

slow

the

degradation

of

the

neurotransmitter

acetylcholine,

helping

to

preserve
neuronal communication and function

temporarily. Glutamatergic

modulators are designed to

block sustained, low-level

activation of
the

N-methyl-D-aspartate

(“NMDA”)

receptor,

without

inhibiting

the

normal

function

of

the

receptor

in

memory

and

cognition.
However,

these therapeutic

products only

address the

symptoms of

AD and

do not

modify or

alter the

progression of

the underlying
disease.
Aducanumab, marketed under the trade name Aduhelm, is

a mAb developed by Biogen, Inc. (“Biogen”) that

targets aggregated forms
of Aß. The FDA approved

aducanumab in June 2021, making

it the first approved immunotherapy

for AD, the first new

FDA-approved
treatment since 2003 and, importantly, the first to receive accelerated approval based on a biomarker. By approving aducanumab

on the
basis of

biomarker evidence,

we believe

the FDA

set a

precedent for

developers of

anti-Aβ immunotherapies.

Soon after

the FDA’s
decision, Eli

Lilly and

Company (“Lilly”)

announced that

it would

file for

approval of

its anti-Aβ

mAb, donanemab,

in 2022

on the
basis

of

Phase

2

data.

Despite

the

milestone

in

the

treatment

of

AD

that

aducanumab’s

approval

represents,

the

drug

has

several
limitations. Approximately one-third of

patients experience ARIA-E related adverse

events, which can manifest

as symptoms ranging
from headaches

to confusion

to coma.

In addition,

the drug

must be

administered monthly via

intravenous infusion

in locations

with
healthcare professionals trained

to administer infusion

therapies in facilities

specifically configured to

support an hours-long

infusion
process, creating a

burden for patients

and additional costs

resulting from the

complex administration process.

Because of the

risk of
developing

ARIA-E,

physicians

who

prescribe

aducanumab

must

titrate

dosing

and

carefully

monitor

each

patient

using

magnetic
resonance imaging (“MRI”). This process is costly and burdensome, and thus expected to limit the prescribing of and regular access to aducanumab. In addition, aducanumab launched at a price

of $56,000 annually for the drug product

only, not including

administration
and ongoing monitoring costs such

as positron emission topography

(“PET”) and MRI scans.

Since that time, Biogen has

reduced the
price of Aduhelm.

The combination of price,

side effects, extra

costs and extra

administration burden highlight the

challenges of, and
have limited access to, this mAb.

Our Product Candidate: UB-311
We are developing a novel product candidate,

UB-311, as a potential disease-modifying

therapy for the treatment

of AD. We completed
a Phase 1 open label trial (V118-AD) and a Phase 2a randomized, double-blinded, placebo-controlled trial (the “Phase 2a Main Trial”)
in 2021 and believe

that UB-311 may offer several

differentiators versus aducanumab, including

the preferential targeting of

aggregated
Aβ oligomers over

monomers with modest

clearance of Aβ

plaques, and a

tolerability profile comparable

to placebo. No

signs of ARIA-
E related adverse events were reported in the Phase 2a Main Trial despite more than two-thirds of the study participants being APOE4 carriers. Post hoc

exploratory analyses

of UB-311’s

Phase 2a

clinical data

also suggest

that quarterly

dosing of

UB-311

might slow
cognitive decline in some

subjects by up to

50% when compared to

placebo, as measured by

Clinical Dementia Rating Sum of

Boxes
(“CDR-SB”), Alzheimer’s Disease Assessment Scale – Cognitive Subscale (“ADAS-Cog”), Alzheimer’s Disease Cooperative Study –
Activities of Daily Living (“ADCS-ADL”) and Mini-Mental State Examination (“MMSE”) scores, all clinically validated measures of cognition or

function in

AD. In

this small

Phase 2a

study,

these were

secondary measures,

as the

study was

not designed

to assess
cognitive decline.

Although our

Phase 2a

trial was

a proof-of-concept

study,

not powered

to demonstrate

significant changes

in any
endpoint, we believe the data are suggestive of potential therapeutic efficacy and may lead to clinical benefit.
UB-311

is

formulated

for

intramuscular

administration

on

a

dosing

schedule

of

every

three

or

six

months.

In

addition,

lower
manufacturing costs may support meaningfully lower pricing. We believe such advantages of UB-311,

if ever approved for use, could
position it not only to disrupt the emerging mAb-based treatment for early AD as both a monotherapy and adjuvant therapy to existing
mAbs, but also to open up a new paradigm (i.e., for potential prophylactic use to delay or interrupt early disease onset).
Clinical Development
We

completed a randomized, double-blind, placebo-controlled Phase 2a trial of two dosing regimens of

UB-311 in subjects with

mild
AD. The primary objective

of this trial was

to assess safety and

immunogenicity. Secondary measures for exploratory analyses

included
assessment of

changes in

the ADAS-Cog,

CDR-SB, ADCS-ADL

and MMSE

ratings, along

with amyloid

PET imaging

evaluations.
This study was

intended for proof-of-concept,

so no statistical

hypothesis testing was

planned, and exploratory

analyses were performed
to evaluate trends as described below.
A total

of 43

patients diagnosed

with mild

AD were

randomized (1:1:1)

to one

of three

treatment groups:

UB-311

high- frequency
(quarterly dosing, or “Q3M”) receiving a total of seven doses, UB-311 low-frequency (every six month dosing, or “Q6M”) receiving a total of

five doses,

and placebo.

The high-frequency

cohort, which

included 14

subjects, received

an initial

regimen of

three 300μg
injections, one

injection at

the trial

start, one

at week

4 and

the final

at week

12, followed

by four

single 300μg

booster doses

administered
in three-month

intervals over

the subsequent

12

months. The

low-frequency cohort,

which included

15

subjects, involved

the same
initial schedule

of

three 300μg

injections administered

over

the

first

12-week

period,

followed by

the

administration of

two

300μg
booster doses given at six-month intervals. The placebo group comprised 14 subjects.
In the Phase

2a Main Trial,

UB-311 generated

an immune response

as measured by

ELISA in 28

out of 29

subjects. Across this

trial
and the

Phase 1

trial, 47

of the

48 subjects

(98%) that

received UB-311

registered an

immune response

(which we

define as

a 95%
confidence interval separation from placebo) as measured by ELISA. The intramuscular injection produced appreciable antibody titers against

Aβ.

The antibody

titers

remained

elevated

through the

trial’s

duration.

Moreover,

in vitro

studies demonstrate

that

UB-311
generated serum anti-Aβ

antibody titers against

oligomers, the components

that form Aβ,

comparable or greater

than those measured
after maximum

therapeutic dosing

with aducanumab.

We

believe these

results underscore

the significant

promise of

our therapeutic
approach.
Generation of Antibodies Repeatable Across Clinical Studies, and Antibodies Bind Target with High
Specificity as Compared to Monoclonal Antibody

Across Phase

1 and Phase

2a trials, UB-311

generated an over

95% response

rates in subjects.

In a comparative

in vitro

study with
aducanumab, we observed that UB-311 elicited titer levels comparable to mAbs.
Our Phase

1 and

Phase 2a

trials demonstrated

a repeatable

anti-Aβ titer

response. In

an in

vitro comparison

of titers

in serum

from
subjects dosed

with UB-311 versus

pre-immune serum

spiked with

aducanumab at

the published

Cmax concentration

following 10mg/kg
administration (183μg/mL),

antibodies generated

by UB-311 bond

to Aβ oligomers

similarly to or

greater than aducanumab

as measured
by EIA.
Exploratory analyses

of clinical and

imaging measures

were conducted.

Trends of changes

in disease assessment

scores suggest showing
of cognitive decline.

Changes in the

CDR-SB assessment at

week 78 of

the Phase 2a

Main Trial

showed a 48%

slowing in cognitive
decline from baseline relative to the placebo group; changes in ADAS-Cog measurements showed a 50% slowing in decline relative to placebo and showed a 54% slowing in decline in ADCS-ADL relative to placebo.
UB-311 Phase 2a Suggests Slowing of Cognitive Decline in Mild Alzheimer’s Subjects (mITT)
UB-311 Phase 2a secondary endpoint data suggested possible slowing of clinical decline by up to 50% in subjects with

mild AD. These
are exploratory analyses and no statistical inference was performed.

In addition,

functional MRI

suggested marginal

increases in

connectivity in

some brain

regions and

PET imaging

showed a

modest
reduction in

amyloid plaque

burden as

measured by

standard uptake

value ratio.

We

believe these

clinical and

biomarker endpoints
suggest a causal

effect of UB-311 impacting

the underlying

molecular pathology

of the disease

and slowing

of clinical

decline. Together,
these findings offer

some evidence that UB-311 may exhibit disease-modifying effects.
UB-311 Phase 2a Analysis of Clinical and Biomarker Endpoints Suggests Overall Disease-Modifying Effect
Compared to placebo,

UB-311

low-frequency dosing and

high-frequency dosing demonstrated

slowing of overall disease progression
in an independent analysis conducted by Pentara Corporation.

In addition to the

composite above, Pentara Corporation

performed a post hoc

analysis to estimate the

performance of UB-311

on the
integrated Alzheimer’s Disease Rating Scale (“iADRS”) versus placebo in the Phase 2a trial. The results of this analysis suggested that
the UB-311 target dosing regimen (quarterly dosing) on average slowed decline versus placebo by approximately 59% over 78 weeks.

iADRS Change from Baseline over Time vs. Placebo (Exploratory Analysis)
Compared to placebo, UB-311 (quarterly dosing) declined less on an iADRS-like clinical endpoint over

78 weeks in mild-moderate AD
subjects in

the Phase

2a Main

Trial. This analysis

was performed

by Pentara

Corporation. The

UB-311 Q6M group showed

26% decline
versus placebo which is not shown on the plot.
We

have

provided

a

side-by-side

summary

table

of

subject

baseline

characteristics below,

with

anti-Aβ

mAbs

using

data

from

the
exploratory endpoints of the Phase 2a Main

Trial, in particular CDR-SB, as

well as using the post hoc

iADRS-like endpoint (no head-
to-head clinical trials of UB-311 against mAbs

have been performed). We

believe the performance of aducanumab and donanemab on
CDR-SB and iADRS change from baseline over time, the respective primary endpoints from the pivotal trials of those mAbs, represent
meaningful references. Post hoc

side-by-side analyses suggested that UB-311 has

the potential to perform comparably to aducanumab
on

CDR-SB

change

from

baseline

over

time,

and

comparably

to

donanemab

on

iADRS

change

from

baseline

over

time,

in

an
appropriately powered

study, noting that

the UB-311 Phase

2a Main

Trial was a

proof-of-concept study

not powered

to detect

statistically
significant changes, and these are indirect comparisons with aducanumab and donanemab trials. We have

provided an overview of the
sample sizes and baseline characteristics of the UB-311 Main Trial and various anti-Aβ mAb trials below.
Baseline Characteristics of Various Anti-Aβ Immunotherapy Clinical Trials
The Phase

2a Main

Trial recapitulated

the safety

and tolerability

profile of

UB-311 that

was observed

in an

earlier Phase

1 trial.

No
subjects discontinued trial

participation due to

a treatment emergent

adverse effect (“TEAE”).

No ARIA-E was

observed in quarterly
MRI

scans.

Aβ-related

imaging

abnormalities

related

to

microhemorrhages

or

hemosiderosis

seemed

similar

between

the

UB-311
treatment groups and placebo group. In the Phase 2a Main Trial, six serious adverse events were observed, including three in the Q6M
dosing arm and one in the Q3M dosing arm. None was deemed related or likely related to UB-311.
Titers generated by UB-311 ramped up gradually over the

course of several months, as

opposed to titers following the

administration of
anti-Aβ mAbs,

which immediately

reach Cmax.

We

believe this

lead to

the relatively

low rates

of ARIA-E

observed in

our clinical
studies of UB-311 as compared to those observed in clinical studies of mAbs. No meningoencephalitis was observed.

Summary of Safety Data from UB-311 Phase 1 and Phase 2a Trials
As depicted

in the

table above,

UB-311 was well

tolerated across Phase

1 and

Phase 2a

trials. The

most common

TEAE was

site injection
reactivity, and there

were no discontinuations or withdrawals due to TEAEs
An

extension

of

the

Phase

2a

Main

Trial,

the

Phase

2a

LTE

trial,

involved

the

continued

participation

by

34

of

the

subjects

who
participated in the Phase 2a Main Tri

al for an additional 78 weeks. The objectives of

the Phase 2a LTE

trial were to assess the longer-
term tolerability of extended treatment with UB-311. Following a non-treatment period of up to 26 weeks, participants in the LTE trial
were segmented

into two

groups: those

previously on drug

in the

Phase 2a

Main Trial

would receive

two placebo

doses and

a single
300μg priming dose at the start of the LTE

treatment period and those previously on placebo would receive three 300μg priming doses over an

initial 12-week

period. Due

to an

error by

the CRO

responsible for

administering blinded

placebo and

active doses

to trial
subjects, which reduced the confidence of subsequently collected data, we decided to discontinue the LTE trial, having determined that we had collected

sufficient data on

UB-311’s tolerability and immunogenicity. Analysis of

the data collected

before trial discontinuation
indicated that

UB-311 was

well tolerated,

with return

of anti-Aβ

antibody titers to

peak levels

achieved after

a gap of

as much

as 12
months between

doses and

a continued

trend toward evidence

of disease

modification. In

the Phase

2a LTE

trial, six

serious adverse
events were observed. One case of ARIA-E was observed in the Phase 2a LTE trial. None was deemed related or likely related to UB-
311,

and all

such events

were recovered/resolved

by the

end of

the study.

Exploratory analyses

of the

clinical data

generated in

this
portion of the trial suggested that subjects in

the treatment cohorts showed sustained improvement, as

measured by the change in CDR-
SB from baseline.
We completed an open-label Phase 1 trial of UB-311 in 19 subjects with mild-to-moderate AD between the ages of 51 to 78 years. The primary objective

of the

trial was

to assess

safety and

tolerability.

Secondary measures

included UB-311

antibody titers

along with
changes in the ADAS-Cog,

MMSE and the Alzheimer’s

Disease Cooperative Study-Clinician’s

Global Impression of Change

disease
assessment ratings. The 24-week,

open label trial was

designed as three intramuscular

injections of 300μg, the first

dose administered
at the start of the trial, a second at week four and a third at week 12. An observation study included additional follow-up visits up to 48 weeks after the

first injection to

assess the long-term

immunogenicity and safety

of UB-311.

In this trial,

UB-311 was

well tolerated,
with the most common TEAE being injection site redness and swelling. No TEAE resulted in the discontinuation or withdrawal of any study participant in

the trial. In

the Phase 1

trial, one serious

adverse event was

observed: a case

of herpes zoster

deemed unlikely related
to UB-311.
Anti-Aβ

antibody

titers,

recorded

among

all

study

participants,

approached

a

100-fold

increase

during

weeks

16

to

48

after
administration of

the third

300μg injection

at week

12, demonstrating

the ability

of UB-311 to

elicit a

strong immune

response. Durability
of the response was reflected in elevated anti-Aβ antibody titers measurable well beyond the 24-week duration of the trial.
In a Western blot assay, we observed that UB-311 elicited antibody titers specific to toxic forms of Aβ with minimal binding

to normal,
non-plaque-causing, forms of Aβ.
Pre-Clinical Data
Pre-clinical trials of UB-311

included multiple antibody titer studies involving

mice, guinea pigs, macaques and baboons. Application
of

specific

transgenic

animal

models

was

intended

to

emulate

both

therapeutic

and

preventive

treatment

paradigms.

These

trials
demonstrated that UB-311 generated high

antibody titers across

multiple species that selectively

target aggregated Aβ and

both slow the
accumulation of and reduce existing Aβ pathology.

We also observed the ability of UB-311

induced antibodies to penetrate the BBB, as well as preferentially bind to toxic Aβ aggregates.
In our study of UB-311 in cynomolgus

monkeys, we tested five escalating

dose levels of UB-311: 0μg, 30μg, 100μg,

300μg and 900μg.
Each dose level was

administered on weeks zero,

three and six by

intramuscular injection and the

cerebrospinal fluid (“CSF”): serum
ratio of

UB-311

calculated on

week eight

(two weeks

after the

last dose).

This analysis

concluded that

UB-311

antibody titers

were
detectable in the CSF in a

dose-dependent manner with CSF: serum

antibody ratios of 0.1% to

0.2%, ratios similar to published

data for
mAbs in development for neurodegenerative diseases.
UB-311 Shows Dependent Response in CSF in Pre-Clinical Study
The above graphs demonstrates that UB-311 achieved CSF: serum ratios in the 0.1% to 0.2% range across five doses in a pre

-clinical
study involving cynomolgus monkeys.
Development Plans for UB-311
We have completed a pre-Phase 3 meeting with the FDA and obtained guidance on the further development of UB-311.
Subject to the FDA’s review,

we expect to conduct a

randomized, double-blinded, placebo-controlled Phase

2b efficacy trial of UB-311
in approximately

670 subjects

with early

AD. The

Phase 2b

trial will

include subjects

diagnosed with

early AD

with MMSE

scores
between 22 and 30.

We will also screen to enrich

for positive amyloid

PET, positive tau PET and

positive plasma p-tau181, in

quantities
consistent with an early AD population. Subjects in the active arm will receive UB-311 as three 300μg priming doses at weeks 0, 4 and
12, followed by four 300μg

booster doses every three months

thereafter. The

primary objective of this trial will

be to assess the

effect
of

UB-311

on

the

decline

of

cognitive

and

functional

performance

as

measured

by

the

iADRS

over

the

78-week

treatment

period.
Secondary endpoints

will include

the changes

from baseline

measurements of

other validated

clinical outcomes

scores. The

effect of
UB-311 on specific AD biomarkers will also

be evaluated, including neurofilament light

arm (“NfL”), p-tau, total-tau, brain amyloid

as
measured by PET, Aβ-40 and Aβ-42, hippocampal volume and whole brain volume as measured by MRI, and an assessment of certain
CSF biomarkers. We expect to initiate this trial in the second half of 2022.
Assuming positive results in the

Phase 2b trial, we expect

to initiate a Phase 3

trial in subjects with early

AD. The Phase 3 program

may
involve one, but more

likely two, clinical trials,

conducted at multiple international

sites. Assuming positive

results in the Phase

2b trial,
we may also seek

FDA approval under the

accelerated approval pathway,

which allows for earlier

approval of drugs that

treat serious
conditions, and that fill an unmet medical need based on a surrogate endpoint.

We expect that together, the Phase 2b trial and the Phase
3 program, if successful, will provide sufficient data to enable BLA filing with the FDA, but there can be no guarantee that we will not need to conduct additional trials or studies prior to a BLA filing with the FDA.
We believe UB-311 could

also have

a potential

therapeutic benefit

in a

prophylactic setting

for the

prevention of

AD in

high-risk patients.
We may seek to further develop UB-311

for the prevention of AD.
UB-312
An Overview of Parkinson’s

Disease
Parkinson’s disease currently affects approximately

one million people in

the United States

and more than

10 million people worldwide.
The economic burden of

PD is estimated at

$52 billion in the United

States alone. PD

is a chronic and

progressive neurodegenerative
disorder that affects

predominately dopamine-producing (“dopaminergic”) neurons

in the substantia

nigra area of

the brain. Although
the

mechanisms responsible

for

the

dopaminergic

cell

loss in

PD

are not

fully

elucidated, several

lines

of

evidence

suggest

that

α-
synuclein plays a central role in the neurodegenerative process.

Alpha-synuclein

is

a

protein

highly

expressed

in

neurons,

mostly

at

presynaptic

terminals,

suggesting

a

role

in

synaptic

vesicle
trafficking,

synaptic

functions

and

in

regulation

of

neurotransmitter

release

at

the

synapse.

Duplications,

point

mutations

or

single
nucleotide polymorphisms

in the

gene encoding

α-synuclein are

known to

cause or

increase the

risk of

developing PD

or LBD.

Mutations
have been shown to primarily alter the

secondary structure of α-synuclein, resulting in misfolded and aggregated forms of α-synuclein
(i.e., pathological

forms). While

mutations in

the α-synuclein

gene are rare,

aggregates of

α-synuclein in

the form

of Lewy bodies

(“LB”)
and Lewy neurites are common neuropathological hallmarks of

both familial and sporadic PD, suggesting a

key role of α-synuclein in
PD

neuropathogenesis.

Moreover,

preformed

fibrils

of

α-synuclein

can

induce

the

formation

of

LB-like

inclusions

and

cellular
dysfunction in

cell-based assays

as well

as in

pre-clinical animal

models. Together, these data

strongly suggest

that targeting

pathological
forms of α-synuclein has therapeutic potential.
Limitations of Current Therapies
Most approved

therapeutic products

are aimed

at compensating

for the

dopaminergic deficits

and only

provide symptomatic

relief. While
existing products can indeed

provide meaningful symptomatic relief,

they often produce significant

side effects and lose their

beneficial
effects overtime. On the other hand, there are no currently approved disease-modifying therapeutics for PD.
Immunotherapy approaches targeting

α-synuclein have been

shown to ameliorate

α-synuclein pathology as

well as functional

deficits
in mouse models of PD

and are now being investigated in

the clinic. These include passive immunization

therapy using humanized or
human anti-α-synuclein mAbs or active immunization therapy aimed at inducing a humoral response against pathological α-synuclein.
These approaches have thus far demonstrated good tolerability profiles in Phase 1 clinical trials. A Phase 2 clinical trial in PD subjects with prasinezumab, a

mAb that preferentially

recognizes oligomeric and

fibrillar forms of

α-synuclein significantly reduced

subjects’
motor function decline and delayed clinically meaningful worsening or motor symptoms, compared with placebo. Despite encouraging preliminary data

observed with

this mAb,

we expect

that mAbs,

even if

approved as

therapeutic for

PD, would

be burdened

by the
general challenges of cost and administration.
Our Product Candidate: UB-312
We are developing UB-312,

an anti-α-synuclein product candidate, as a treatment for PD and other synucleinopathies. We believe that
UB-312 has

the potential

to be

established as

a disease-modifying

treatment modality

for PD,

and possibly

for LBD

and MSA.

Pre-
clinical data indicated

that UB-312 elicits

antibodies that preferentially

recognize pathological forms

of a-synuclein and

improves motor
performance in

mouse models

of α-synucleinopathies.

Preliminary clinical

data from

our ongoing

Phase 1

trial indicate

that UB-312
elicits antibody levels

sufficient to

cross the BBB

(i.e., detectable in

CSF). In 2018,

the European Medical

Agency (“EMA”) granted
UB-312 orphan designation for MSA.
Clinical Development
We have conducted Part A of a randomized, placebo-controlled, double-blind, dose-escalating, single- center Phase 1 clinical trial of
UB-312 in which 50 healthy volunteers between the ages of 40 and 85 years received three intramuscular doses of either UB-312 or placebo. During this 44-week Part A trial, subjects received three doses (on weeks 1, 5 and 13) with escalating doses ranging from
40μg to 2,000μg. Immunogenicity was evaluated by measuring changes in serum anti-α-synuclein antibody concentrations during the
course of the study. Data from Part A indicated that UB-312 is generally well tolerated, with no significant safety findings. Data from
Part A also suggested that UB-312 is highly immunogenic, with all individuals in the 300μg/dose group showing detectable anti-α-
synuclein antibodies in both serum and CSF samples. CSF: serum ratios appeared similar to those observed in UB-311 non-human primate studies (approximately 0.2%), and to those observed in clinical trials of mAbs. Based on these results, we are now evaluating two dosing regimens of UB-312 in Part B of the Phase 1 trial: three doses of 300μg, and one dose of 300μg followed by two doses of
100μg. Part B will evaluate UB-312 and placebo in 20 PD subjects and began enrollment in January 2022. In addition to the endpoints evaluated in Part A, an exploratory endpoint involving a clinical assessment using the Movement Disorder Society – Unified
Parkinson’s Disease Response Score will be used.
The Michael J. Fox Foundation (“MJFF”) is funding a 2-year collaborative project between Vaxxinity,

Mayo Clinic, and University of
Texas Houston using CSF collected from individuals enrolled in Part B of the Phase 1 trial of UB-312.

This work will evaluate the
potential of protein misfolding cyclic amplification (“PMCA”) to assess target engagement and will also aim to characterize the anti-
α-synuclein antibodies produced after immunization with UB-312. Demonstrating whether pathological forms of α-synuclein are detectable in the CSF of PD subjects, and whether UB-312-derived antibodies prevent the formation of α-synuclein seeds measured by
PMCA, might provide a meaningful surrogate marker of target engagement.

UB-312 Demonstrated Dose-Dependent Response in Phase 1 Part A Trial Including Penetration of Titers into CSF
Across

four cohorts,

UB-312 demonstrated

a dose-dependent

immunogenic response.

Antibodies generated

by UB-312

were

readily
detectable in CSF,

indicating BBB penetration with a CSF: serum ratio of approximately 0.2%.
We paused dosing in high dose

cohorts in Part A

of the trial after

one subject developed

an adverse effect (“AE”)

of special interest

(i.e.,
Grade 3 flu-like

symptoms) shortly after

receiving the second

1000μg dose of

UB-312. Although this AE

was transient and

not a serious
adverse event (“SAE”), data collected

until that point suggested that

the 100μg and 300μg dose

levels were well tolerated and

yielded
relatively high anti-α- synuclein titers.

During the evaluation of the AE,

the COVID-19 pandemic was becoming

increasingly pervasive
throughout Europe, increasing the risk to healthy

volunteers participating in the trial. We

therefore did not resume dose escalation and
selected 100μg and 300μg doses for Part B in PD subjects.
Pre-Clinical Data
We

have

conducted

pre-clinical

studies

of

UB-312

across

multiple

animal

species,

including

mice

and

guinea

pigs.

These

trials
demonstrated that

our product

candidates, including

UB-312, generated

high antibody

titers to

α-synuclein across

animal species.

In
addition, in vitro studies provided

evidence that anti-α-synuclein antibodies produced

after UB-312 immunization are highly

selective
to pathological α-synuclein, and do not bind to normal α-synuclein.
UB-312 Demonstrates Selective Binding Towards α-Synuclein Fibrils and Ribbons
This in vitro slot blot analysis of sera from guinea pigs dosed with UB-312 demonstrates that antibodies induced by UB-312 bind to α-
synuclein fibrils

and ribbons,

the toxic

forms of

α-synuclein believed

to underlie

PD, more

strongly than

they bind

to monomers,

the
normal form of α-synuclein in

the body. We believe this preference

will allow UB-312 antibodies to

avoid target-mediated clearance by
monomers and bind selectively to the toxic species (Nimmo et al., Alzheimers Res Ther. 2020;12:159).
Anti-α-synuclein

antibodies

produced

by

UB-312

immunization

specifically

bind

pathogenic

species

of

α-synuclein,

including
aggregated fibrils, oligomers

and ribbons, while

demonstrating low affinity

for the monomer.

This species selectivity

contrasted with
Syn-1, a commercial research mAb used as a control, which failed to differentiate the toxic variants.
In an in vivo study of UB-312 using a transgenic mouse model of PD, we demonstrated prevention of motor deficits in treated animals,
which was associated with significant

reduction of brain oligomeric forms

of α- synuclein. We

believe this data supports the

potential
of UB-312 to prevent behavioral motor deficits and reduce toxic forms of α-synuclein.

UB-312 Demonstrates Improvement in Motor Symptoms in Pre-Clinical Study
UB-312

immunization

in a

transgenic mouse

model

(α-synuclein

overexpression)

demonstrates

improvement

in

beam

test

and

wire
hanging test, and reductions in α-synuclein oligomers in various brain regions (Nimmo et al., Acta Neuropathol. 2022;143:55-73).
We

have also observed

by immunohistochemistry that

serum antibodies from

guinea pigs dosed

with UB-312 can

bind to aberrant

α-
synuclein in PD, LBD and MSA brain sections.
Finally,

antibodies

derived

from

UB-312

showed

no

off-target

binding

on

human

tissue

sections.

UB-312-treated

transgenic

mice
showed no signs of neuroinflammation,

and GLP toxicity studies

in rats indicated a

good non-clinical safety and

tolerability profile. We
believe

our

preclinical

data

suggest

that

UB-312

may

potentially

induce

a

well-tolerated,

strong

and

specific

IgG

response

against
pathological forms of a-synuclein in PD subjects.
Development Strategy
While certain portions of

this Phase 1 trial

were interrupted by the

COVID-19 pandemic, Part

A in 50 healthy

volunteers was completed
in 2020,

and we

began dosing

PD subjects

in Part

B in

early 2022.

In Part

B we

expect to

include exploratory

endpoints potentially
relevant to

PD, such

as total

and free

α-synuclein in

serum and

CSF, in addition

to T-cell ELISpot analyses

and antibody

characterization.
Upon the completion of

the Phase 1

trial, we expect

to advance UB-312

into further clinical development,

which may comprise

trials
for various synucleinopathies.
Other Neurodegeneration Programs
We are

actively engaged in additional initiatives related to neurodegenerative disorders. One of these programs focuses specifically on tau-protein pathology

and its

involvement in

diseases such

as AD

and related

tauopathies. We believe

that targeting

different pathological
tau variants simultaneously may enhance treatment efficacy,

which will most likely require targeting

multiple epitopes concomitantly.
Using

our

Vaxxine

Platform,

we

have

constructed

combination

product

candidates

that

target

these

multiple

epitopes

and

have
successfully demonstrated their utility to raise therapeutic antibody titers in in vitro studies as well as early in vivo animal models.
We are also investigating the use of a combination of product candidates targeting Aβ, α-synuclein, tau and C9ORF79 dipeptide repeat proteins, as multiple proteins could be implicated in neurodegenerative diseases.
Next Wave Chronic Disease Treatments
Pathological

endogenous

proteins

(“self-proteins”)

drive

a

wide

range

of

chronic

diseases.

While

mAbs

and

small

molecules

have
provided therapeutic

benefits in

the treatment

of these

diseases, inherent

limitations of

these drug

classes have

restricted access

and
adherence to these treatment modalities globally.
Our next

wave chronic disease

program is

initially focused on

migraine and

hypercholesterolemia. Monoclonal antibodies

have been
approved in both therapeutic areas; however, their high costs have limited access and generally limited use to relatively severe disease.
We aim to develop product candidates in these therapeutic areas that could offer similar efficacy as mAbs at a meaningfully lower cost

and

improved

administrative

convenience

to

patients,

thereby

potentially

allowing

for

access

to

broader

patient

populations

versus
mAbs, and greater efficacy than small molecules.
UB-313
An Overview of Migraine
Migraine

is

a

chronic

and

debilitating disorder

characterized by

recurrent attacks

lasting four

to

72

hours

with

multiple symptoms,
including typically

one-sided, pulsating

headaches of

moderate to

severe pain

intensity that

are associated

with nausea

or vomiting,
sensitivity to sound

and sensitivity to

light. Over 90%

of the patients

are unable to

function normally during

a migraine attack. Many
experience comorbid conditions such as depression, anxiety and insomnia.
The Migraine Research

Foundation ranks migraine

as the world’s third

most prevalent illness.

The disease affects

39 million individuals
in the

United States and

approximately one billion individuals

globally.

Patients generally suffer

from chronic or

episodic migraines.
Chronic migraine is defined

as 15 headache days or

more per month, while

episodic migraine is defined

as fewer than 15 headache

days
per month. Both acute and prophylactic treatments are used to address chronic and episodic migraines.
CGRP’s

Role in Migraine
CGRP

is

a

neuropeptide

found

throughout

the

body,

including

in

the

spinal

cord.

CGRP

activates

CGRP

receptor

in

the
trigeminovascular system, which is

located within pain-signaling pathways,

intracranial arteries and mast

cells. Activation of the

CGRP
receptor has been demonstrated to induce migraine in migraineurs. Multiple anti-CGRP therapies have been approved for the treatment
of migraine.
Limitations of Current Therapies
Since the early 1990s,

there has been minimal

improvement in the standard

treatment for migraine. Treatments are

characterized as elite
acute or prophylactic.

Triptans are

the current first-line

prescription therapy for

the acute treatment

of migraine, with

over 15 million
annual prescriptions written in the United States.
Prophylactic medications

approved for migraine

include beta

blockers, such

as propranolol, topiramate,

sodium valproate

and botulinum
toxin,

branded

as

Botox.

However,

many

of

these

medications

provide

limited

clinical

benefit.

In

addition,

they

are

often

not

well
tolerated, with AEs such as cognitive impairment, nausea, fatigue and sleep disturbance.
Therapeutics targeting

the CGRP pathway

represent an emerging

treatment paradigm. Three

anti-CGRP mAbs were

approved by the
FDA in

2018 for

the prophylactic

treatment of

migraine in

adults. These

mAbs, erenumab-aooe

(Aimovig), fremanezumab-vfrm

(Ajovy)
and

galcanezumab-gnlm

(Emgality),

are

all

administered

subcutaneously.

Their

side

effects

are

generally

mild,

including

pain

and
redness at the

site of injection,

nasal congestion and

constipation. Studies show that

these mAbs reduce

the number of

headache days
by 50% or more in approximately 50% of patients. Sales for marketed and clinical-stage anti-CGRP therapeutics are projected to reach approximately $7.4 billion by

2026. Despite the commercial

success that this

class represents, many

of these treatments

require frequent
administration, creating inconvenience for patients.
Our Product Candidate: UB-313
We are developing UB-313

as a prophylactic treatment initially for chronic migraine. We believe UB-313 has the potential to improve
upon the current

treatments for chronic

migraine in multiple

aspects: we expect

UB-313 will require

administration quarterly to

annually
in

contrast

to

monthly

to

quarterly

for

currently

marketed

mAbs

and

frequent

administration

for

small

molecules.

Furthermore,

a
potential long durability of response may offer physicians and patients the option to administer UB-313 in an office setting, which

can
potentially improve adherence. We expect the cost of UB-313 treatment, if approved, to be lower than that of mAbs for migraine.
Pre-Clinical Studies
We

have completed both

in vitro

and in vivo

pre-clinical studies of

UB-313. We

used an

in vivo proof-of-concept

capsaicin-induced
dermal blood flow model in

mice to demonstrate target engagement

of the marketed CGRP-targeting mAbs.

In this model, we observed
similar rates in reduction of dermal blood flow as fremanezumab in a head-to-head comparison against fremanezumab.

UB-313 Reduces Capsaicin-Induced Dermal Blood Flow in Mice
**Dunnett’s:

Ctl vs Vac

1p < 0.05; Ctl vs Vac

2 p < 0.05
In this preliminary study, dermal blood flow measurements were taken 17 weeks following the first dose of UB-313. There were 3 to 11 animals per treatment group. Reduced dermal blood flow indicates target engagement with CGRP.

UB-313 reduced dermal blood flow
versus the control with an approximately similar magnitude to fremanezumab, which was administered 24 hours prior to the capsaicin test.
We observed similar results in a capsaicin / dermal blood flow model in rats, comparing a rat version of UB-313 head-to-head against galcanezumab.
Our in vivo

studies of

UB-313 have

involved multiple

animal species.

High immunogenicity

was observed

in all

pre-clinical species
tested. Characterization of the antibodies produced after

immunization with UB-313 indicated that they have

limited, if any,

off-target
potential, are primarily IgG1

and IgG2, potently bind

to CGRP and potently

block CGRP activity
in vitro
. We

refer to potency

as the
amount

of

drug

required

to

produce

a

pharmacological

effect

of

given

intensity

and

is

not

a

measure

of

therapeutic

efficacy.

In

a
comparison

of

binding

affinities

with

fremanezumab

and galcanezumab,

UB-313-induced

IgG

antibodies

demonstrated

comparable
binding affinities.
UB-313 Demonstrated Induced Antibodies Comparable to Approved CGRP mAbs
We evaluated UB-313 formulations with two different

adjuvants in comparison to

fremanezumab and galcanezumab; both

formulations
demonstrated comparable IgG to these two approved CGRP mAbs.
Additional in vitro

studies using human

SK-N-MC cells demonstrated

that UB-313-induced IgG

antibodies also had

comparable
in vitro
activity to CGRP-targeted mAbs.

UB-313 Induced IgGs Have Comparable In Vitro Activities to Marketed CGRP mAbs
In a cyclic AMP

(“cAMP”) production assay

conducted in human SK-N-MC

cells, antibodies taken from

the serum of guinea

pigs 15
weeks following the first injection of UB-313 demonstrated similar properties to two approved CGRP mAbs.
Moreover, the binding potency of UB-313 was determined to be comparable to these mAbs.
UB-313 Induced IgGs Demonstrate Comparable Binding Potencies to Marketed CGRP mAbs
Antibodies taken from the serum

of guinea pigs 15

weeks following the first

injection of UB-313 demonstrated

similar binding potencies
to two approved CGRP mAbs as measured by ELISA.
Development Strategy
We

have identified

a lead

candidate and

anticipate submitting

a clinical

trial application

(“CTA”)

or an

IND in

2022. While

we are
currently developing

UB-313 as

a potential

treatment of

chronic migraine,

depending on

successful clinical

results, we

may seek

to
address episodic migraine and cluster headaches as well.

PCSK9
An Overview of Hypercholesterolemia
Hypercholesterolemia is

the presence

of high

levels of

cholesterol in

the blood

and typically

results from

a combination

of environmental
and genetic

factors. Cholesterol

is transported

in the

blood plasma

within particles

called lipoproteins.

Lipoproteins are

classified by
their density:

very low-density

lipoprotein, intermediate

density lipoprotein,

LDL and

high density

lipoprotein (“HDL”).

All lipoproteins
carry

cholesterol,

but

elevated

levels

of

lipoproteins

other

than

HDL,

particularly

LDL,

are

associated

with

the

development

of
cardiovascular disease.

Approximately 2 billion

people worldwide

have elevated

levels of

LDL, potentially

putting

them at

risk for
cardiovascular disease.
Although hypercholesterolemia itself is asymptomatic, elevation of serum cholesterol can over time lead to atherosclerosis. Over many
years, elevated

serum cholesterol

contributes to

formation of

atheromatous plaques

in the

arteries. These

plaque deposits

can in

turn
lead to progressive narrowing of the

involved arteries. Smaller plaques may rupture

and cause a clot to form and

obstruct blood flow. A
sudden blockage of a coronary artery may result in a heart attack. A blockage of an artery supplying the brain can cause a stroke. If the development

of

the

stenosis

or

occlusion

is

gradual,

blood

supply

to

the

tissues

and

organs

slowly

diminishes until

organ

function
becomes impaired.
PCSK9 is mainly expressed in

the liver and, to a

lesser extent, in the small intestine,

kidney, pancreas and

the central nervous system.
The LDL receptors (“LDLR”) at the cell surface bind and initiate ingestion of LDL particles from extracellular fluid into cells, leading to a reduction in serum LDL

levels. PCSK9 protein plays a

major regulatory role in cholesterol

homeostasis, mainly by reducing LDLR
levels on the plasma membrane, which leads

to decreased metabolism of LDL by the

cells. Inhibition of PCSK9 prevents this reduction
in LDLR levels

on the plasma

membrane, and in

consequence the cellular

process of internalizing

LDL particles, resulting

in a reduction
of LDL.
Limitations of Current Therapies
Statins are the

most commonly used

drugs to treat

hypercholesterolemia and result

in a pronounced

reduction in LDL.

The unambiguous
benefits of

statins, together with

the prevalence of

coronary heart disease,

have made statins

the most highly

prescribed drug

class in
developed countries. However,

many patients are

unable to achieve

targeted lipid levels

despite intensive statins

therapy.

In addition,
continued patient adherence to statin therapy,

which is necessary to maintain a lower risk for cardiac events, is variable but considered
to be low – as low as 30% to

40% after two years in persons following a

myocardial infarction. Importantly, at the transcriptional level, statins

up-regulate

not

only

LDLR,

but

also

PCSK9,

causing

the

so-called

paradox

of

statin

treatment.

Although

statins

induce

a
beneficial increase in LDLR, they also increase

PCSK9, thus leading to LDLR degradation, which

indirectly increases LDL, mitigating
the overall LDL

reduction that statins

otherwise cause. Given

the limitations in

efficacy and adherence,

targeting PCSK9 in

combination
with statins treatment is an emerging treatment paradigm for hypercholesterolemia.
Two

mAbs

that

inhibit

activity

have

received

FDA

approval,

alirocumab

(Praluent)

and

evolocumab

(Repatha).

These

drugs

were
initially approved

to treat

the genetic

condition heterozygous

familial hypercholesterolemia,

although the

approved indications

were
expanded after

the publication

of studies

demonstrating that

the use

of a

PCSK9 inhibitor

in conjunction

with a

statin significantly
reduced the risk for major cardiovascular events, including heart attack, stroke, unstable angina requiring hospitalization or death from coronary heart disease. In addition,

inclisiran (Leqvio), an siRNA

inhibitor of PCSK9 synthesis,

was approved by the EMA

in late 2020
for the treatment of heterozygous familial hypercholesterolemia in addition to other dyslipidemia.
While alirocumab

and evolucumab

have demonstrated clinical

benefit, their commercial

potential has been

limited by their

pricing. Both
launched

with

a

wholesale

acquisition

price

exceeding

$14,000

annually,

but

prices

for

both

were

subsequently

reduced

in

2018.
Nevertheless, this drug

class generated sales

of approximately $1.3 billion

in 2020 and

is expected to

grow to approximately

$5.2 billion
by 2026, including the addition of inclisiran to the market. In addition,

both must be administered bi-weekly, which represents what we believe to be a

frequent and inconvenient administration schedule for

patients. While inclisiran represents an

improved administration
schedule compared

to alirocumab

and evolucumab, as

it must

be administered

only twice

annually,

we believe

that it

may encounter
similar pricing challenges due to the published cost effectiveness price.
Our Hypercholesterolemia Program
We

are developing an anti-PCSK9 product candidate

to treat hypercholesterolemia. Our program is

dedicated to developing a product
candidate that has long-acting treatment duration,

which we believe will offer

a more convenient treatment regimen of

every six to 12
months compared to

the up to

bi-weekly dosing required

by some mAbs.

We believe that lower manufacturing

costs commensurate with
the requirement of meaningfully less drug substance relative to mAbs, coupled with our ability to achieve commercial scale production
rapidly may promote expanded use

of this drug class

as a first-line therapy treating

a greater number of hypercholesterolemia

patients
than currently treated with mAbs.

Pre-Clinical Studies
Pre-clinical

studies

of

our

anti-PCSK9

vaccine

indicate

that

our

product

candidate

generates

therapeutic titer

levels

of

anti-PCSK9
antibodies. These studies

also indicate that it

produces a high

response rate among dosed

animals. We

achieved proof-of-concept in a
guinea pig

model, reducing

LDL cholesterol

by more

than 30%

over the

15-week treatment

duration, comparable

to the

reductions
observed with the use of anti-PCSK9 mAbs.
Anti-PCSK9 Product Candidate Reduces LDL by 30 to 50% Over 15 Weeks in Guinea Pigs (n=6)
Development Strategy
We plan to initiate IND-enabling studies of a lead anti-PCSK9 candidate in 2022.

Next Stage Development Candidates
In addition to

our initial focus

on migraines and

hypercholesterolemia, we

believe our Vaxxine Platform can

generate product candidates
for

a

range

of

chronic

diseases.

We

are

evaluating

opportunities

across

multiple

disease

areas,

including

allergy

(e.g.,

chronic
rhinosinusitis, atopic

dermatitis, food

allergy), autoimmune (e.g.,

psoriasis, psoriatic

arthritis), pain

(e.g., peripheral

neuropathy, diabetic
neuropathy) and bone

and muscle deterioration

(e.g., osteopenia, sarcopenia

of aging) indications

as they may

apply to geriatrics

and
space travel health.
COVID-19 Program
An Overview of COVID-19
COVID-19, caused

by SARS-CoV-2, has rapidly

swept throughout

the world.

The WHO

declared COVID-19

a public

health emergency
of international concern. As

of February 22, 2022, there

have been more than

420 million laboratory-confirmed COVID-19

patients and
more than 5.8 million deaths worldwide. Common symptoms of COVID-19 are fever, cough, lymphocytopenia and chest radiographic abnormality. A proportion of

patients recovering from

COVID-19 continue shedding

virus for days,

and asymptomatic carriers

may also
transmit SARS-CoV-2, indicating a

risk of

a continuous

and long-term

pandemic. According

to Our

World in Data (ourworldindata.org),
as of March 2, 2022, approximately 87% of people in low-income countries have not received a single dose of a COVID-19 vaccine.
SARS-CoV-2

is an

enveloped, single-stranded,

positive-sense RNA

virus belonging

to the

family
Coronavidae

within the

genus β-
coronavirus. The genome of SARS-CoV-2 encodes one large Spike (“S”) protein that plays a pivotal role during viral attachment to the
host receptor, angiotensin converting enzyme 2 (“ACE2”), and entry into host cells. The S protein is the major principal antigen target
for

vaccines

against

human

coronavirus,

including

SARS-Co-V-2.

Neutralizing

antibodies

targeting

the

receptor

binding

domain
(“RBD”) subunit

of the S

protein block the

virus from

binding to

host cells.

Over 90% of

all neutralizing

antibodies produced

in response
to infection are directed to the RBD subunit, and mAbs that have shown therapeutic activity target epitopes on the RBD.
More than twenty vaccines are

authorized for use in one

or more countries around the

world, including three in the

United States. These
vaccines are

based on

the S

protein of

the SARS-CoV-2, but rely

on different mechanisms

for presentation

or expression

of the

S antigen,

including whole inactivated

virus, defective adenovirus

vectors (three different

types) or mRNA.

All have been

shown to be

safe and
effective in placebo- controlled clinical trials. Antiviral drugs and mAbs have limited availability and effectiveness.
COVID-19 Vaccine Market
Disparities in

COVID-19 vaccine

availability and distribution

continue to grow

despite the

myriad of

procurement efforts

underway.
There exists a shortfall

in the supply of

COVID-19 vaccines globally

for primary immunization,

driven by supply constraints

along with
substantial challenges

around distribution,

delivery and

poor logistical

capacity to

administer doses.

This primary

immunization shortfall
is

disproportionately pronounced

in low-

and middle-income

countries (“LMICs”).

We

estimate

that in

order

for

these

countries to
approach herd immunity (modeled at 70% vaccinated), there remains a shortfall of hundreds of millions of doses

(excluding India and
China).
Furthermore,

as

knowledge of

SARS-CoV-2

and

its

circulating variants

(e.g.,

Omicron)

and

vaccination

efforts

grow,

the

need

for
booster immunizations has become more apparent. We estimate that the size of the COVID-19 vaccine booster dose market globally in
2022 will exceed 1.5 billion

doses. We

expect the need for heterologous

booster vaccines with low reactogenic

profiles, broad variant
coverage, durable immunity and mechanisms of action different from presently authorized vaccines to continue through 2022.
UB-612: Our COVID-19 Vaccine Initiative
We are

developing UB-612 as a product candidate for the prevention of COVID-19. UB-612 is designed to activate both antibody and
cellular immunity against multiple viral targets. The vaccine is composed of a recombinant S1-RBD-sFc fusion protein combined with rationally designed

synthetic Th

and CTL

epitope peptides

selected from

the S2

domain of

the spike,

membrane (“M”),

and nucleocapsid
(“N”) proteins. These peptides bind

to MHC I and II

without significant genetic restriction, so

that they may be recognized

by the entire
human population. Our mixture of peptides is designed to elicit T-cell activation, memory recall and effector functions similar to those
of natural COVID-19. The

S1-RBD-sFc fusion protein

incorporates essential B-cell

epitopes that promote the

generation of neutralizing
antibodies to

the RBD of

SARS-CoV-2.

UB-612 is

formulated with

Adju-Phos, an

adjuvant widely used

in many

approved vaccines
globally. For

added safety,

synthetic peptides in UB-612

are adsorbed by our

propriety CpG1 excipient, a

Toll-like

receptor 9 agonist
molecule, known to

help to stimulate

balanced T-cell immunity in humans.

UB-612 can be

stored and shipped

at 2° to

8°C (conventional
cold chain

refrigerated temperatures).

An EUA

application for

UB-612 was

denied by

the TFDA

in August

2021 because

the neutralizing
antibody response generated by UB-612, as compared to a designated adenovirus vectored vaccine, did not meet the TFDA’s specified
evaluation criteria but, in collaboration with UBIA, we are appealing the decision. We are now also pursuing paths to authorization for
UB-612 as a heterologous boost and have agreement with a high income regulator about our development approach.
Components of the UB-612 Multitope Vaccine Product Candidate
UB-612’s

construct contains an S1-RBD-sFc fusion protein

for the B-cell epitopes, plus five synthetic

Th/CTL peptides for class I and
II MHC molecules derived from

SARS-CoV-2 S2, M and

N proteins, and the UBITh1a

peptide. These components are formulated with
CpG1, which

binds the

positively charged

(by design)

peptides by

dipolar interactions

and also

serves as

an adjuvant,

which is

then
bound to Adju-Phos adjuvant to constitute the UB-612 product candidate.
Clinical Development
In

March

2022,

Vaxxinity

initiated

a

Phase

3

pivotal

study

to

compare

the

immune

responses

stimulated

by

mRNA

(BNT162b2),
adenovirus (ChAdOx1-S),

inactivated virus

(Sinopharm BIBP)

COVID-19 vaccines,

and UB-612,

when delivered

as third

dose boosters.
This is an

active-controlled, randomized, multicenter

study being conducted

in several countries

under a platform

protocol which enrolls
subjects 16

years and

older who

completed a

two-dose primary

immunization with

one or

more of

the vaccines

mentioned above.

Eligible
subjects will be

randomized into one

of two treatment

arms to receive

a single dose

of UB-612 or

an active comparator.

The primary
objective of

the study

is to

determine non-inferiority

of UB-612-stimulated

neutralizing antibodies

against the

comparator vaccines.
Additionally, Omicron

neutralizing antibodies, non-neutralizing antibodies and

T cell responses will

be analyzed as part

of secondary

and exploratory objectives.

We expect that, if successful,

this study may

enable conditional approval

of UB-612 in

multiple high income
countries and LMICs.
3-Dose Data: Phase 1 Extension Trial
In early 2021, we completed an open-label dose escalation Phase 1 clinical trial to evaluate the safety, tolerability and immunogenicity of UB-612 in healthy adults in Taiwan. This trial consisted of three cohorts of 20 subjects each. The first cohort received two intramuscular injections of 10μg doses of UB-612, the second cohort received two 30μg doses and the third cohort
received two 100μg doses. The first dose in each cohort was administered at the start of the trial, with the second dose administered on day 28.
In a Phase 1 extension trial, 50 subjects from Phase 1 received a third booster dose of UB-612 approximately 7-9 months after their second dose (100µg).
After one and two doses in the Phase 1 trial, UB-612 was considered to be generally safe and well tolerated, with a low frequency of solicited and unsolicited AEs, which were all Grade 1 (mild) in severity.

We selected the highest dose (100μg) to take into the Phase
2 trial.
Similarly, in the Phase 1 extension trial, UB-612 was generally well tolerated after a third dose, with no vaccine-related SAEs reported.
Local and Systemic Solicited Adverse Events Following 1, 2, and 3 Doses of UB-612 at Varying Dose Levels
Solicited adverse event data from Phase 1 and Phase 1 extension (n=50) suggests UB-612 is well tolerated after each of three doses across varying dose levels.

Immunogenicity and safety data from the Phase 1 extension suggests that UB-612 elicits a multi-fold increase in neutralizing antibody titers upon third dose, significantly exceeding those observed in human convalescent sera, and that the third dose is well tolerated with no vaccine-related SAEs reported.

Published studies have shown a correlation between efficacy in randomized controlled trials and the ratio of neutralizing titers in sera from vaccinated subjects to titers in human convalescent sera.

UB-612 Neutralizing Antibodies Against Wuhan

Strain of SARS-CoV-2
(GMT, WHO International Units)
UB-612 Phase 1 extension (n=50) demonstrated that a dose of 100μg UB-612 following three doses of various sizes of UB-612 elicits a multi-fold increase in neutralizing antibody titers.
In collaboration with University College London and VisMederi,

we analyzed sera from subjects immunized with three doses of UB-
612. Data demonstrated that UB-612 elicited a broad IgG antibody response against multiple SARS-CoV-2 variants of concern, including, Alpha, Beta, Delta, and Gamma, and Omicron, and higher levels of neutralizing antibodies against Omicron than three doses of an approved mRNA vaccine.
IgG Binding to RBD by Variant of Concern after 2 and 3 Doses of UB-612
IgG binding titers against SARS-CoV-2 major variants of concern in sera collected 28 days after 2 doses and 14 days after 3 doses of
UB-612 (100µg) from Phase 1 trial participants (n=15).

The loss of antibody bindings to RBD of variants compared with the original
RBD (Wuhan) remains stable between 2 doses and 3 doses of UB-612 vaccine, along with a high overall increase in levels of binding antibodies to RBD.

Third immunization with UB-612 Produces Neutralizing Antibodies Against Omicron

Phase 1 extension subjects (n=15) received primary series with UB-612 100µg. Serum is taken 28 days after the second dose and 14 days after the third booster immunization administered 7-9 months after the primary series. Live virus neutralization test against
Wuhan and Omicron are

performed at VisMederi; results are

expressed as virus neutralization antibody GMT ± 95% CI.
2-Dose Data: Phase 2 Trial
A randomized, placebo-controlled,

multi-center Phase 2

trial of UB-612

in 3,850 healthy

volunteers aged 12

to 85 is ongoing

in Taiwan.
Subjects in this trial receive

two doses of 100μg UB-612, or

placebo, 28 days apart. The

objectives of this trial include

the analysis of
safety

and

immunogenicity

of

UB-612,

in

particular,

antigen-specific

antibodies

to

UB-612,

the

seroconversion

rate

and

lot-to-lot
consistency of antibody responses. An interim analysis of data from this Phase 2 trial in healthy volunteers 18 years and older based on
the data cut-off

date of June 27,

2021 was submitted

to the TFDA

as part of

a filing for

an EUA in

Taiwan.

The EUA was

denied in
August 2021 by the TFDA, but, in collaboration with UBIA, we are appealing that decision.

In data from over 3,750 subjects, UB-612 appears well tolerated, with no significant safety findings to date. AEs were generally mild, and no related SAEs were observed. Local injection site AEs occurred in half of the subjects, the most frequent being injection site pain. Systemic AEs occurred in less than half of the subjects, and the incidence was similar in the active and placebo groups, except for muscle pain which was more frequent in the active group. Aside from muscle pain, systemic reactions were comparable across the active and placebo groups, with less than 10% of subjects in either group experiencing fever or chills. Systemic AEs were similar after the first and second doses. The vast majority of AEs were mild (Grade 1), and all were self-limited. No subject had a severe (Grade 3) local reaction. The incidence of severe (Grade 3) systemic reactions was <0.1%.
The Phase 2 interim

analysis suggests that Phase 1

observations on immunogenicity,

neutralizing titers and tolerability are

repeatable,
with an overall seroconversion rate of

94.7% one month after the second

dose. In a live virus (Wuhan) neutralization test,

sera collected
from UB-612 vaccinated

younger adults (19-64

years, n=322), 28

days after the

second dose (day

57) were estimated

to reach geometric
mean titers (“GMT”) of

102 of 50% virus-neutralizing

antibodies (VNT
50
).
Sera collected from a

subset of subjects (n=48)

28 days after
the second immunization was

shown to neutralize several

SARS-CoV-2

variants, with the loss

of neutralization activity against

Delta
estimated at 1.39-fold when compared to the neutralizing antibodies against the parental Wuhan virus.

Immunogenicity Results from Phase 2 & Phase 1 were Consistent:

Live Virus Neutralization Versus

Convalescent Sera
Phase 1 (n=20 in 100μg dose group) and Phase 2 (n=322) sera (taken 28 days after the second dose) titer neutralizing activity, versus a panel of human convalescent

serum titers taken from patients hospitalized with

COVID-19, as measured by a live virus

neutralization
test, VNT50, shows that two doses of UB-612 may yield neutralizing antibodies comparable to those found in convalescent patients.
Immunization with UB-612 in both

Phase 2 and Phase

1 studies led to

detectable T-cell

responses observed in a

subset of subjects. In
Phase 2, a total

of 88 subjects receiving UB-612

and 12 receiving placebo were

tested for T cell

responses at baseline and on

Day 57.
Preliminary results of ELISpot

(Interferon-γ and IL-4) and

intracellular cytokine staining indicate

robust responses to UB-612,

with a
strong

Th1

orientation.

Intracellular

cytokine

staining

(ICS)

confirmed

the

Th1

orientation

of

T

cell

responses.

UB-612

induced
measurable CD8+ T cell responses and CD107a+/Granzyme secreting cells, which are putative cytotoxic T cells.
UB-612 stimulates T-cell responses with predominately Th1 polarity

Top panel: ELISPOT analysis of PBMCs collected on day 57 Phase 2 study. Bottom panels (A, B and C): ICS analysis of PBMCs collected on day 57 Phase 2 study. Placebo (n=14) subjects without IgG ELISA, ACE2 and neutralizing antibody responses. UB-
612 n=86 subjects. Statistical analysis was performed using Mann-Whitney t test. (* p<0.05; ** p<0.01; ***p<0.001; ****
p<0.0001).

2-Dose Data: Phase 1 Trial
In early 2021, we completed an open-label dose escalation Phase 1 clinical trial to evaluate the safety, tolerability and immunogenicity of UB-612 in healthy volunteers between

the ages of 20 and 55 in

Taiwan. This six-month trial consisted of three cohorts of 20 subjects
each. The first cohort received two intramuscular

injections of 10μg doses of UB-612, the

second cohort received two 30μg doses and
the third cohort received two 100μg doses. The first dose

in each cohort was administered at the start of the

trial, with the second dose
administered

on

day

28.

The

mean

titer

of

antigen-specific

antibodies

to

UB-612

and

the

seroconversion

rate

was

be

evaluated
throughout

the

six-month

duration

of

the

study

to

determine

the

humoral

immune

response

and

persistence

of

immunogenicity.

In
addition, T-cell responses were evaluated by interferon-γ ELISpot assay and intracellular cytokine staining by flow cytometry.
The Phase 1 clinical trial was sponsored by UBIA. UBIA

conducted the trial on our behalf in accordance with one

of our related party
master services agreements.

After one

and two

doses, UB-612

was considered

to be

generally safe

and well

tolerated, with

a low

frequency of

solicited and

unsolicited
AEs, which

were all

Grade 1

(mild) in

severity.

After each

vaccination, the

most common

AE was

injection site

pain, with

no clear
difference in reactogenicity between dose levels. In all dose groups, there was a trend towards increased reactogenicity with increase in
dose.

Three

cases

of

mild

allergic

reactions

were

reported

(e.g.,

itching

at

vaccine

site),

which

were

all

resolved

within

1-3

days.
Importantly, and

in distinction to certain

vaccines authorized for emergency

use, no other increase

in AEs was seen

at second dose as
compared to first injection. We selected the highest dose (100μg) to take into the Phase 2 trial.
In an

anti-S1-RBD ELISA assay,

we observed that

all three dose

levels of UB-612

induced titer levels

comparable to or

greater than
those in sera

from patients hospitalized with

COVID-19. Furthermore, in a

cytopathic effect viral

neutralization assay (CPE VNT50),
we observed neutralizing titers comparable to those in sera from patients hospitalized with COVID-19.

Since September 2020, a number of

genotypic variants of SARS-CoV-2

have emerged and contributed to

epidemic spread in multiple
countries. Notable among these

are the Alpha or B.1.1.7

(United Kingdom), Beta or B.1.351

(South Africa), Gamma or

P.1 (Brazil) and
the Delta

or B.1.617.2

variant (India)

and Omicron

(B.1.1.529).

Some SARS-CoV-2

variants containing

mutations in

the S

protein,
especially the N-terminal domain

and the RBD, show

reduced neutralization by antibody

against the Wuhan

strain, evidenced both in
persons

naturally

infected

and

in

vaccinated

individuals.

The

Beta

(South

Africa)

and

Omicron

variants

show

the

highest

level

of
resistance, with 13-fold

to over 30-fold

reduction in neutralization,

respectively,

and vaccines have

shown reduced protection

against
these variants.

Neutralizing activities of sample

sera from the Phase 1

trial were assessed against

live virus variants at the

Viral and Rickettsial Disease
Laboratory of the

California State Department

of Public

Health. The

results indicate

that UB-612

induces viral neutralizing

antibody
titers against the Alpha, Gamma and Delta variants of SARS-CoV-2, close to the neutralizing titer level against the original (wild-type,
WT) Wuhan

strain, while

the titer

level against

the Beta

variant is

lower in

comparison. The

latter finding

is anticipated

by

results
published for other COVID-19

vaccines, as pointed out

above. These data align

with observations taken from

a cynomolgus macaque
study of UB-612 as well.
We measured viral-neutralizing antibody titers

up to 154 days after the second dose (day 196) in the

Phase 1 trial of UB-612; the level
of VNT50 antibodies remained

at 52% of the

maximum level observed following

the second dose, on

average. Based on the

interim six-
month cutoff, the UB-612-specific neutralizing antibody half-life was estimated to be 195 days using an exponential model.
Time Course of SARS-CoV-2 Antibody Neutralization Responses after Vaccination
Data from a

micro-neutralization assay of

sera from subjects

who received two

100μg doses

of UB-612

yielded an

estimated neutralizing
titer half-life of 195 days (CI: 136, 349) using an exponential model.
Pre-Clinical Study Results for UB-612

Initial work to select

the S1-RBD-sFc antigen

was performed in

guinea pig immunogenicity

studies, which demonstrated

the superiority
of S1-RBD-sFc over other protein

designs tested. Product candidate dose

and formulation were explored in

rat immunogenicity studies,
which allowed the

selection of the current

formulation of UB-612.

Efficacy studies were

carried out in mouse

and nonhuman primate
models, in which

UB-612 showed protective

efficacy against

live viral challenge.

In a nonhuman

primate model challenge

study,

we
observed full protection against SARS-CoV-2.
A GLP toxicology study

in rats demonstrated an

acceptable safety profile and

enabled clinical testing of

UB-612. In addition to

these
studies, a Developmental and Reproductive Toxicity study yielded no significant findings.
Development Strategy
Based on UB-612 three-dose

titer data from the

Phase 1 extension, and

our belief in UB-612’s potential utility

as a heterologous booster
dose

(boosting

the

immunity

of

a

subject

who

has

already

received

a

different

vaccine),

we

are

pursuing

accelerated

pathways

to
authorization with regulators

in multiple jurisdictions,
including high income

countries and LMICs

based on a

heterologous booster trial
of UB-612 beginning in

the first half of

2022, with the first dose

administered in the U.S. in

the first quarter of 2022

under
FDA IND
clearance.

COVID-19 Diagnostics Program
We have developed an ELISA test that can quickly detect antibodies in human sera or plasma to

determine if a patient has had a

SARS-
CoV-2 infection post fourteen days of onset. It

employs synthetic peptides derived

from the M, S and

N proteins of SARS-CoV2 for

the
detection

of

IgG

antibodies

to

SARS-CoV2

in

human

sera

or

plasma.

These

synthetic

peptides

bind

antibodies

specific

to

highly
antigenic segments of SARS- CoV2 structural

M, N and S proteins and

constitute the solid phase antigenic immunosorbant. The

FDA
issued an EUA for our ELISA test in January 2021. We are not actively pursuing commercialization of our ELISA tests at this time.

Competition
The

pharmaceutical

industry

is

characterized

by

rapidly

advancing

technologies,

intense

competition

and

a

strong

emphasis

on
proprietary

products.

While

we

believe

that

our

technology,

the

expertise

of

our

executive

and

scientific

teams,

research,

clinical
capabilities, development experience and scientific knowledge provide us with competitive advantages, we face

increasing competition
from multiple

sources, including

pharmaceutical and

biotechnology companies,

academic institutions,

governmental agencies

and public
and private research institutions.
Vaccines
The global

vaccine market

is highly

concentrated among

a small

number of

multinational pharmaceutical

companies: Pfizer,

Merck,
GlaxoSmithKline and Sanofi together control most

of the global vaccine market.

Other pharmaceutical and biotechnology companies,
academic institutions, governmental agencies and public and private research institutions are also working toward new solutions given
the continuing global unmet need.
More than twenty COVID-19

vaccines are currently authorized

for use in one

or more countries around

the world, including three

in the
United States. All have

been shown to be

safe and effective in

placebo-controlled clinical trials. All these

vaccines are based on

the S
protein of the

SARS-CoV-2

virus, but rely

on different

mechanisms for presentation

or expression of

the S antigen,

including whole,
inactivated virus, defective adenovirus vectors (three different types) or mRNA.
Neurodegenerative Disorders
We

expect

that,

if

approved,

our

product

candidates

will

compete

with

the

currently

approved

therapies

for

management

of
neurodegenerative diseases, such as AD and

PD. In AD, four drugs are

currently approved by the FDA for the

treatment of symptoms
of AD, based on

acetylcholinesterase (“AChE”) inhibition and NMDA receptor

antagonism. In addition to the

marketed therapies, we
are

aware

of

several

companies

currently

developing

therapies

for

AD,

including

Eisai,

Eli

Lilly,

Hoffman-LaRoche,

Otsuka
Pharmaceuticals, Novartis

and Biohaven

Pharmaceuticals. Biogen’s

aducanumab was

approved by

the FDA

in June

2021 under

the
accelerated approval pathway,

which allows for

earlier approval of

drugs that

treat serious

conditions, and that

fill an

unmet medical
need based on a surrogate endpoint. Regulatory approval of aducanumab is pending in Europe and Japan.
Pharmaceutical treatments for PD address its symptoms

only and do not treat the underlying causes

of PD. The majority of prescription
drugs

are

dopaminergic

medications

and

act

by

increasing

dopamine,

a

neurotransmitter.

We

are

aware

of

several

companies

with
product

candidates

at

various

stages

of

clinical

development,

including

Sanofi,

Kyowa

Kirin,

Cerevel

Therapeutics

and

Hoffman
LaRoche. Hoffman LaRoche is developing prasinezumab, a mAb, as a potential treatment for PD.
CGRP-Directed Migraine Treatments
Six migraine treatments have been approved by the FDA that target

CGRP.

Four of these therapeutics are mAbs and were approved to
prevent or reduce

the number of

migraine episodes. These

medications are galcanezumab

(Emgality), which was

developed by Lilly;
erenumabb (Aimovig), which was developed by Amgen in collaboration with Novartis; fremanezumab (Ajovy), which was developed
by

Teva;

and

eptinezumab

(Vyepti),

which

was

developed

by

Alder,

acquired

by

Lundbeck.

Ubrogepant

(Ubvelvy),

developed

by
Allergan, was

approved for

the treatment

of acute

migraine episodes;

rimegepant (Nurtec),

also approved

for the

treatment of

acute
migraine, is sold by Biohaven.
PCSK-9 Inhibitors
Two

companies currently

have

PCSK-9

inhibitors

approved by

the

FDA

to

treat

hypercholesterolemia. Both

are mAbs.

Regeneron
Pharmaceuticals

developed

alirocumab

(Praluent),

in

collaboration

with

Sanofi,

and

Amgen

developed

evolocumab

(Repatha).

The
Medicines Company,

a

subsidiary of

Novartis, is

developing inclisiran,

an

RNAi construct,

to down-regulate

synthesis of

PCSK-9.
Inclisiran was approved by the EMA in December 2020.

Collaborations
From time

to time,

we may

enter into

licensing and

commercialization agreements

when they

align with

our mission,

including the
Platform

License

Agreement

described

under

“—Intellectual

Property—Platform

License

Agreement”

and

the

agreement

with

our
partner Aurobindo.
Aurobindo License Agreement
In

December

2020,

we

entered

into

an

exclusive

license

agreement

with

Aurobindo

(as

amended,

the

“Aurobindo

Agreement”)

to
develop and

commercialize UB-612

to India

and other

territories. Pursuant

to the

Aurobindo Agreement,

we granted

Aurobindo an
exclusive license (with

certain rights reserved

to us) to

develop, manufacture and

commercialize UB-612 in India

and other countries
through

UNICEF

and

a

non-exclusive

license

to

develop,

manufacture

and

commercialize

UB-612

in

other

selected

emerging

and
developing markets.

The Aurobindo Agreement may be terminated

(i) by Aurobindo, without cause at any

time after three years following the effective date
or

prior

to

such

time

if

UB-612

fails

to

meet

clinical

end-points

or

fails

in

development,

(ii)

by

us,

(a)

if

Aurobindo

disputes

the
patentability, enforceability or validity of our patent rights related to the UB-612 technology,

(b) in case of a suit alleging Aurobindo’s
use of

the licensed intellectual

property infringes a

third party’s

intellectual property rights

if we

reasonably believe the

license is no
longer commercially reasonable in light of such claim or (c) without cause at any time after four years following the effective date, (iii)
by either

party in

the event

of the

other party’s

material breach

of its

obligations under

the Aurobindo

Agreement (subject

to a

cure
period) or (iv) by either party in the event of the other party’s insolvency.
Manufacturing
The manufacture of

our product candidates

encompasses both

the manufacture

of custom components

and the formulation,

fill and finish
of the final product.

We

do not currently own

or operate manufacturing facilities

for these processes. We

currently rely upon contract
manufacturing organizations, including those mentioned below, to produce our product candidates for both pre-clinical and clinical use and will

continue to

rely upon

these relationships

for commercial

manufacturing if

any of

our product

candidates obtain

regulatory
approval. Although

we rely

upon contract

manufacturers, we

also have

personnel with

extensive manufacturing

experience that

can
oversee the relationships with our manufacturing partners.
Historically,

we

have

depended

heavily

on

UBI

and

its

affiliates

for

our

business

operations,

including

the

provision

of

research,
development

and

manufacturing

services.

Currently,

UBIA

provides

testing

services

for

UB-312

and

UB-612,

UBI

Pharma

Inc.
(“UBIP”)

provides

testing

relating

to

formulation-fill-finish

services

for

UB-312,

and

United

BioPharma,

Inc.

(“UBP”)

is

the

sole
manufacturer of protein for UB-612. Our commercial arrangements with UBI and its affiliates are described in more detail below.
Formulation-fill-finish services for UB-612 are provided by multiple contract manufacturers to ensure adequate capacity and minimize supply

chain

risks.

For

supply

of

our

other

custom

components,

in

addition

to

protein

manufacturing

conducted

by

UBP,

we

have
engaged third party CMOs, including

C S Bio Co. (“CSBio”)

as our primary peptide supplier for

UB-612 peptides and Wuxi

STA

for
process development and manufacturing services of oligonucleotides.

UBI Group Manufacturing Partnership
We

primarily rely

on our

relationships with

third-party contract

manufacturing organizations

to produce

product candidates

for our
clinical trials. Historically, we have heavily depended on UBI as a manufacturing partner for these efforts. In support

of our COVID-19
program (UB-612), we have entered into a

master services agreement with UBP and

an additional master services agreement with

UBI,
UBIA and UBP.

Pursuant to these agreements, UBI

and its affiliates have

provided research, development, testing

and manufacturing
services to us

and continue to

provide manufacturing services

for our protein.

Payment terms are

mutually agreed in

connection with
each work order relating

to services rendered. Our

agreement with UBP will

expire on the later

of March 2024 and

the completion of
all services

under the

last work

order executed

prior to

such scheduled

expiration and our

agreement with UBI,

UBIA and

UBP will
expire on

the later

of September

2023 and

the completion

of all

services under

the last

work order

executed prior

to such

scheduled
expiration. We also have

a management services

agreement with

UBI pursuant to

which UBI has

provided research and

prior back office
administrative services to us and acts as our agent with respect to certain matters relating our COVID-19 program. UBI is compensated for its services on a cost-plus basis. The agreement terminates upon mutual agreement between the parties.
In support of our

chronic disease pipeline,

we have entered into

master service agreements with

each of UBI, UBIA

and UBIP. Pursuant
to these agreements, UBI currently provides limited research services to us on a cost-plus basis, UBIA provides testing services related
to UB-312 clinical trial material already manufactured

and UBIP has provided manufacturing, quality control,

testing, validation, GMP
warehousing and

supply services

to us

for UB-312

on payment

terms agreed

in connection

with work

orders relating

to the

services
rendered. UBI and its

affiliates no longer provide

clinical or manufacturing services for

other programs. These agreements

may all be
terminated for convenience upon 180 days’ notice or less.

We have

also entered into a research and development services agreement with UBI. Pursuant to this agreement, UBI and

its affiliates
provide research and development services to us. Service fees payable by us to UBI for research and development projects undertaken
in accordance with the research and development plan

will be determined by a joint steering

committee and set forth in a research and
development plan. The

aggregate services fees payable

by us under

the research and

development services agreement are

subject to a
quarterly cap throughout the term of the agreement. The research and development services agreement expires in August

2026.
Intellectual Property
Our ability to

obtain and maintain

intellectual property protection

for our product

candidates and core

technologies is fundamental

to
the

long-term

success

of

our

business.

We

rely

on

a

combination

of

intellectual

property

protection

strategies,

including

patents,
trademarks, trade secrets, license agreements, confidentiality policies and procedures, nondisclosure agreements, invention assignment agreements and technical

measures designed to

protect the intellectual

property and commercially

valuable confidential information

and
data used in our business.
In summary, our patent estate includes issued patents and patent applications which claims cover our

Vaxxine

Platform and each of our
product candidates. As of December 31, 2021, our patent estate included ten U.S. issued patents, twelve U.S. patent applications, three
U.S. provisional patent

applications, four pending

Patent Cooperation Treaty

(“PCT”) patent applications,

98 issued non-U.S.

patents
and 194 pending non-U.S. patent applications.
For our

product candidates

targeting the

prevention and

treatment of

neurodegenerative disease,

including claims

covering UB-311,
UB-312, patent rights are provided by patents and patent applications, the majority of which are being prosecuted in the

United States,
Australia,

Brazil,

Canada,

China,

the

EPO,

Hong

Kong,

Indonesia,

India,

Israel,

Japan,

the

Republic

of

Korea,

Mexico,

Russia,
Singapore,

South

Africa,

Taiwan

and

the

United

Arab

Emirates

directed

to

peptide

vaccines

for

the

prevention

and

treatment

of
neurodegenerative diseases.

These issued

patents and

patent applications,

if issued,

are expected

to expire

between 2022

and 2039,
excluding any patent term adjustments or patent term extensions.
For our product candidates directed to peptide immunogens targeting CGRP and formulations thereof for the prevention and treatment
of migraine, including

UB-313, patent rights

may be provided

by a patent

family being prosecuted

in the United

States, Australia, Brazil,
Canada, China,

India, Indonesia,

Japan, Mexico, Russia,

the Republic

of Korea, Singapore,

Taiwan and the United

Arab Emirates. These
patent applications, if issued, are expected to expire in 2039, excluding any patent term adjustments or patent term extensions.
For

our

product

candidates

targeting

cholesterol

and

cardiovascular

disease,

including

our

anti-PCSK9

product

candidate

targeting
PCSK9

and

formulations

thereof

for

prevention

and

treatment

of

PCSK9-mediated

disorders,

we

are

in

the

process

of

acquiring

a
pending patent application in Taiwan and a pending PCT patent application. This Taiwanese patent application, if issued, and any U.S.
or non-U.S. patent issuing from this PCT

patent application, if such patent is issued,

is expected to expire in 2041, excluding

any patent
term adjustment or patent term extension.
For our product

candidates targeting SARS-CoV-2,

including UB-612 for

COVID-19, we have

pending patent applications

in Brazil,
Pakistan and Taiwan,

one pending PCT patent

application and three provisional

patent applications in the

United States. These patent
applications, if issued, and any U.S. or

non-U.S. patent issuing from this PCT or

provisional patent application, are expected to expire
between 2041 and 2042, excluding any patent term adjustments or patent term extensions.
For each product candidate utilizing

the Vaxxine

platform, additional patent rights directed

to artificial T helper

cell epitopes and to a
CpG delivery system are provided by

patents and patent applications, the majority

of which are being prosecuted in

the United States,
Australia, Austria,

Belgium, Brazil,

Canada, Chile,

China, Colombia,

Denmark, the

EPO, France,

Germany,

Hong Kong,

Indonesia,
India, Ireland, Israel, Italy, Japan, Mexico, the Netherlands, New Zealand, Peru, Philippines, the Republic of Korea, Russia, Singapore,
South

Africa,

Spain,

Sweden,

Switzerland/Liechtenstein,

Taiwan,

Thailand,

the

United

Arab

Emirates,

the

United

Kingdom

and
Vietnam. These

issued patents and patent

applications, if issued, are

expected to expire between

2023 and 2039, excluding

any patent
term adjustments or patent term extensions.
The term of

individual patents

depends on the

countries in which

they are obtained.

The patent

term is 20

years from the

earliest effective
filing date of a

non-provisional patent application in most

of the countries in

which we file, including the

United States. In the United
States, a

patent’s

term may

be lengthened

by patent

term adjustment,

which compensates

a patentee

for administrative

delays by

the
USPTO in

examining and granting

a patent, or

may be shortened

if a patent

is terminally disclaimed

over an earlier

filed patent. The
term of a patent that

covers a drug or biological product

may also be eligible for patent

term extension when FDA approval is

granted
for a

portion of

the term

effectively lost

as a

result of

the FDA

regulatory review

period, subject

to certain

limitations and

provided
statutory and regulatory requirements are met.
In addition to our reliance on patent protection for our inventions, products and technologies, we also seek to protect our brand through
the procurement of trademark rights.

We

own registered trademarks and pending

trademark applications for our brands,

including our
“Vaxxinity”, “United Neuroscience” and “COVAXX” brands and

other related names

and logos, in

the United States

and certain

foreign
jurisdictions.

Furthermore, we

rely upon

trade secrets

and know-how

and continuing

technological innovation

to develop

and maintain

our competitive
position. However, trade

secrets and know-how can be

difficult to protect. We

generally control access to and

use of our trade

secrets
and know-how, through

the use

of internal

and external

controls, including

by entering

into nondisclosure

and confidentiality

agreements
with

our

employees

and

third

parties.

We

cannot

guarantee,

however,

that

we

have

executed

such

agreements

with

all

applicable
counterparties, that such agreements will not be breached or that these agreements will afford us adequate protection of our intellectual property and

proprietary rights.

Furthermore, although

we take

steps to

protect our

proprietary information

and trade

secrets, third

parties
may independently develop

substantially equivalent proprietary

information and techniques

or otherwise gain

access to our trade

secrets
or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. For further discussion of the risks relating to intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property Rights.”
Platform License Agreement
In August 2021, Vaxxinity

entered into a license

agreement (the “Platform License

Agreement”) with UBI and

certain of its affiliates
(collectively, the “Licensors”) that

expanded intellectual

property rights previously

licensed under

the Original

UBI Licenses (as

defined
below). Pursuant

to the

Platform License

Agreement, Vaxxinity

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

the
foregoing

cases,

to

research,

develop,

make,

have

made,

utilize,

import,

export,

market,

distribute,

offer

for

sale,

sell,

have

sold,
commercialize or otherwise exploit peptide-based vaccines in the field of all human prophylactic and therapeutic uses, except for such
vaccines related to human

immunodeficiency virus (HIV), herpes

simplex virus (HSE) and

Immunoglobulin E (IgE). The

patents and
patent applications licensed

under the Platform

License Agreement inclusde

claims directed to

a CpG delivery

system, artificial T

helper
cell

epitopes

and

certain

designer

peptides

and

proteins

utilized

in

UB-612.

As

partial

consideration

for

the

rights

and

licenses

we
received pursuant to the Platform License Agreement, we granted UBI a warrant to purchase 1,928,020 shares of our Class A common stock (“UBI Warrant”). The UBI

Warrant is exercisable at an

exercise price of

$12.45 per share

(subject to adjustment

pursuant thereto),
is not subject to vesting, and has a term of five years.
Vaxxinity

has the first right to control the filing, prosecution, maintenance and enforcement of the licensed patents at Vaxxinity’s

own
expense, subject to the

Licensors’ right to comment on

and review any patent filings.

The Platform License Agreement shall

continue
until the parties mutually consent in writing to terminate the agreement. Upon such termination, all licenses granted under the Platform
License Agreement shall

terminate and Vaxxinity

will assign any

regulatory documentation previously

assigned to Vaxxinity

back to
the Licensors.
Coverage and Reimbursement
Sales of

our product

candidates in

the United

States will

depend, in

part, on

the extent

to which

third- party

payors, including

government
health programs such

as Medicare and

Medicaid, commercial insurance

and managed health

care organizations provide

coverage and
establish

adequate

reimbursement levels

for

such

product

candidates.

The

process

for

determining whether

a

third-party payor

will
provide coverage for a pharmaceutical

or biological product is typically separate

from the process for setting

the price of such a

product
or for establishing the reimbursement rate

that the payor will pay for

the product once coverage is

approved, and we may also

need to
provide

discounts

to

purchasers,

private

health

plans

or

government

healthcare

programs,

as

increasingly,

third-party

payors

are
requiring that

drug companies provide

them with

predetermined discounts from

list prices and

are challenging the

prices charged

for
medical products.

As a

result, a

third-party payor’s

decision to

provide coverage

for a

pharmaceutical or

biological product

does not
imply that the reimbursement rate will be adequate for commercial viability, and inadequate reimbursement rates, including significant patient

cost

sharing

obligations,

may

deter

patients

from

selecting

our

product

candidates.

Obtaining

coverage

and

reimbursement
approval of a

product from a

third-party payor is

a time-consuming and

costly process that

could require us

to provide to

each payor
supporting scientific, clinical

and cost-effectiveness data

for the use

of our product

on a payor-by-payor

basis, with no

assurance that
coverage and adequate reimbursement will

be obtained. Third-party payors may limit

coverage to specific products on an

approved list,
also known as a formulary, which might not include all of the approved products for a particular indication.
Further,

no uniform

policy for

coverage and

reimbursement exists

in the

United States,

and coverage

and reimbursement

can differ
significantly from

payor to payor. In

general, factors

a payor

considers in

determining coverage

and reimbursement

are based

on whether
the product is a covered benefit under its health plan; safe, effective,

and medically necessary, including its regulatory approval

status;
medically appropriate for the specific

patient; cost-effective; and neither experimental

nor investigational. Third-party payors

often rely
upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and
approval process apart from

Medicare determinations. As such,

one third-party payor’s

decision to cover a

particular medical product
or service does not ensure that other payors will also

provide coverage for the medical product or service, and the level of coverage and
reimbursement can differ significantly from payor to payor. Even if favorable coverage and reimbursement status is attained for one or more products for which

we receive regulatory approval,

less favorable coverage

policies and reimbursement

rates may be implemented
in the future.
Product Approval and Government Regulation
Government authorities in the United States, at the

federal, state and local level, and other countries extensively regulate, among other
things,

the

research,

development,

testing,

manufacture,

quality

control,

approval,

labeling,

packaging,

storage,

record-keeping,
promotion, advertising, distribution,

post-approval monitoring and

reporting, marketing and

export and import

of products such as

those
we are

developing. Any

product candidate

that we

develop must

be approved

by the

FDA before

it may

be legally

marketed in

the
United States and by the appropriate foreign regulatory agency before it may be legally marketed in foreign countries.
U.S. Drug Development Process
In the United States,

the development, manufacturing and marketing

of human drugs and vaccines

are subject to extensive

regulation.
The FDA

regulates drugs

under the

Federal Food,

Drug and

Cosmetic Act

(“FDCA”) and

implementing regulations,

and biological
products, including vaccines, under provisions of the FDCA and the

Public Health Service Act. Drugs and vaccines are also subject to
other federal, state

and local statutes

and regulations. The

process of obtaining

regulatory approvals and

the subsequent compliance

with
appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.
Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may

subject an

applicant to

administrative or

judicial sanctions.

FDA sanctions

could include

refusal to

approve pending
applications, withdrawal of

an approval, clinical

hold, warning

letters, product recalls,

product seizures, total

or partial suspension

of
production or distribution, injunctions, fines,

refusals of government contracts, debarment,

restitution, disgorgement or civil or criminal
penalties. Any agency

or judicial enforcement

action could have

a material adverse

effect on us.

The process required

by the FDA

before
a drug or biological product may be marketed in the United States generally involves the following:
•

completion

of

nonclinical

laboratory

tests,

animal

studies

and

formulation

and

stability

studies

according

to

GLP

or

other
applicable regulations;
•

submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
•

performance of adequate

and well-controlled human

clinical trials according

to the FDA’s

regulations commonly referred

to
as GCPs to establish the safety and efficacy of the proposed drug for its intended use;
•

submission to the FDA of an NDA or BLA for a new drug;
•

satisfactory completion of

an FDA inspection

of the manufacturing

facility or facilities

where the drug

is produced to

assess
compliance

with

the

FDA’s

cGMP,

to

assure

that

the

facilities,

methods

and

controls

are

adequate

to

preserve

the

drug’s
identity, strength, quality and purity;
•

potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA or BLA; and
•

FDA review and approval of the NDA or BLA.
The

lengthy process

of

seeking required

approvals and

the continuing

need for

compliance with

applicable statutes

and

regulations
require the expenditure of substantial resources and approvals are inherently uncertain.
Before testing any compounds

with potential therapeutic value

in humans, the product

candidate enters the pre-clinical

study stage. Pre-
clinical tests, also

referred to as

nonclinical studies, include

laboratory evaluations of

product chemistry,

toxicity and formulation,

as
well as

animal studies

to assess

the potential

safety and

activity of

the product

candidate. The

conduct of

the pre-clinical

tests must
comply with federal regulations and requirements including GLP. The sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the

IND. The IND

automatically becomes effective

30 days after

receipt by the

FDA, unless the

FDA imposes a

clinical hold
within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on

a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly,

we cannot be sure that

submission of an IND will result

in the FDA allowing clinical trials
to begin, or that, once begun, issues will not arise that suspend or terminate such trial.
Clinical trials

involve the

administration of

the product

candidate to

healthy volunteers or

patients under

the supervision

of qualified
investigators,

generally

physicians

not

employed

by

or

under

the

trial

sponsor’s

direct

control.

Clinical

trials

are

conducted

under
protocols detailing, among other

things, the objectives of

the clinical trial, dosing

procedures, subject selection and

exclusion criteria,
and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials
must be conducted in accordance

with the FDA’s regulations comprising the good clinical practices requirements. Further, each clinical

trial must be reviewed and approved by

an independent IRB at or servicing each

institution at which the clinical trial will

be conducted.
An IRB is charged

with protecting the

welfare and rights

of trial participants

and considers such

items as whether

the risks to

individuals
participating in the clinical trials

are minimized and are reasonable

in relation to anticipated benefits.

The IRB also approves the

form
and content

of the

informed consent

that must

be signed

by each

clinical trial

subject or

his or

her legal

representative and

provide
oversight for the clinical trial until completed.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
• Phase 1 . The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be
conducted in patients;
• Phase 2 . The

drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule; and
• Phase 3 . Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall
risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, a well-controlled Phase 3 clinical trial is required by the FDA for approval of an NDA or BLA.
Post-approval clinical trials, sometimes referred

to as Phase 4

clinical trials, may be

conducted after initial marketing approval.

These
clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication.
During all

phases of

clinical development,

regulatory agencies

require extensive

monitoring and

auditing of

all clinical

activities, clinical
data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA and written IND safety reports must

be promptly submitted to the

FDA and the investigators for

serious and unexpected adverse events or
any finding from

tests in laboratory

animals that suggests

a significant risk

for human subjects.

Phase 1, Phase

2 and Phase

3 clinical
trials may

not be

completed successfully

within any

specified period,

if at

all. The

FDA or

the sponsor

or its

data safety

monitoring
board may

suspend a clinical

trial at

any time on

various grounds, including

a finding that

the research subjects

or patients

are being
exposed to

an unacceptable

health risk.

Similarly,

an IRB

can suspend

or terminate

approval of

a clinical

trial at

its institution

if the
clinical trial

is not being

conducted in accordance

with the IRB’s requirements

or if the

drug has been

associated with

unexpected serious
harm to patients.
Concurrently with clinical

trials, companies usually

complete additional animal

studies and must

also develop additional

information
about the chemistry and

physical characteristics of the drug

as well as finalize

a process for manufacturing

the product in commercial
quantities in

accordance with

cGMP requirements.

The manufacturing

process must

be capable

of consistently

producing quality

batches
of the product candidate and, among other things, must

develop methods for testing the identity, strength, quality and purity of the final drug. Additionally,

appropriate packaging must be selected and

tested, and stability studies must

be conducted to demonstrate that

the
product candidate does not undergo unacceptable deterioration over its shelf life.
U.S. Review and Approval Processes
Assuming successful completion of all required

testing in accordance with all applicable

regulatory requirements, the results of product
development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on
the

chemistry

of

the

drug,

proposed

labeling

and

other

relevant

information

are

submitted

to

the

FDA

as

part

of

an

NDA

or

BLA
requesting approval to market the product.

The submission of an NDA or BLA

is subject to the payment of substantial

fees; a waiver of
such fees may be obtained under certain limited circumstances.
In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or

BLA or supplement to an NDA or BLA must contain data
to assess

the safety

and effectiveness

of the

drug for

the claimed

indications in

all relevant

pediatric subpopulations

and to

support
dosing and administration for each

pediatric subpopulation for which

the product is safe and

effective. The FDA may grant

deferrals for
submission of data

or full or

partial waivers. Unless

otherwise required by

regulation, PREA does

not apply to

any drug for

an indication
for which orphan designation has been granted.
The FDA reviews all NDAs or

BLAs submitted to determine if they

are substantially complete before it accepts

them for filing. If the
FDA determines that an

NDA or BLA is

incomplete or is found

to be non-navigable, the

filing may be refused

and must be re-submitted
for consideration. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under

the Prescription Drug User Fee Act (“PDUFA”),

the FDA has 10 months from acceptance of
filing in which to complete its initial review of a

standard NDA or BLA and respond to the applicant, and

six months from acceptance
of filing for a priority

NDA or BLA. The FDA does

not always meet its PDUFA

goal dates. The review process

and the PDUFA

goal

date

may

be

extended

by

three

months

or

longer

if

the

FDA

requests

or

the

NDA

or

BLA

sponsor

otherwise

provides

additional
information or clarification regarding information already provided in the submission before the PDUFA goal date.
After the NDA or BLA submission

is accepted for filing, the

FDA reviews the NDA or BLA

to determine, among other things,

whether
the proposed product is

safe and effective for

its intended use, and

whether the product is

being manufactured in accordance

with cGMP
to assure and preserve the product’s identity,

strength, quality and purity. The FDA may

refer applications for novel drug or biological
products or drug

or biological products

which present difficult

questions of safety

or efficacy to

an advisory committee,

typically a panel
that includes clinicians

and other experts,

for review, evaluation and

a recommendation as

to whether the

application should be

approved
and

under

what

conditions.

The

FDA

is

not

bound

by

the

recommendations

of

an

advisory

committee,

but

it

considers

such
recommendations carefully when making decisions.

During the drug approval

process, the FDA also

will determine whether a

REMS
is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit

a
proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.
Before approving an NDA or BLA, the FDA

will inspect the facilities at which the product

is manufactured. The FDA will not approve
the product unless

it determines that

the manufacturing processes

and facilities are

in compliance with

cGMP requirements and

adequate
to assure consistent

production of the

product within required

specifications. The FDA requires

vaccine manufacturers to

submit data
supporting

the

demonstration

of

consistency

between

manufacturing

batches,

or

lots.

The

FDA

works

together

with

vaccine
manufacturers to develop

a lot release

protocol, the tests

conducted on each

lot of vaccine

post-approval. Additionally, before approving
an NDA

or BLA, the

FDA will

typically inspect

the sponsor

and one

or more

clinical sites

to assure that

the clinical

trials were conducted
in

compliance

with

IND

study

requirements.

If

the

FDA

determines

that

the

application,

manufacturing

process

or

manufacturing
facilities are not acceptable it will outline the deficiencies in the submission and often will request additional testing or information.
The NDA

or BLA

review and

approval process

is lengthy

and difficult

and the

FDA may

refuse to

approve an

NDA or

BLA if

the
applicable regulatory criteria

are not satisfied

or may require

additional clinical data

or other data

and information. Even

if such data
and information

is submitted,

the FDA

may ultimately

decide that

the NDA

or BLA

does not

satisfy the

criteria for

approval. Data
obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

The
FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA. The complete response letter usually
describes

all of

the

specific deficiencies

in the

NDA or

BLA

identified by

the FDA.

The deficiencies

identified may

be minor,

for
example, requiring

labeling changes,

or major,

for example,

requiring additional

clinical trials.

Additionally,

the complete

response
letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued,

the applicant may either

submit new information, addressing

all of the deficiencies

identified in the letter,

or
withdraw the application.
If a product receives regulatory

approval, the approval may be

significantly limited to specific diseases

and dosages or the

indications
for use may otherwise be

limited, which could restrict the commercial

value of the product. Further,

the FDA may require that

certain
contraindications, warnings or

precautions be included

in the product

labeling. In addition,

the FDA may

require post-marketing clinical
trials, sometimes referred to as Phase 4 clinical trials, which are designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to

monitor the safety of approved

products that have been commercialized. In

addition, new
government requirements, including those

resulting from new legislation,

may be established, or

the FDA’s

policies may change, which
could impact the timeline for regulatory approval or otherwise impact ongoing development programs.
Expedited Development and Review Programs
The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-
threatening condition and preclinical

or clinical data

demonstrate the potential to

address unmet medical needs

for the condition.

Fast
track designation

applies to

the combination of

the product and

the specific indication

for which

it is

being studied. The

sponsor can
request the FDA to designate the

product for fast track status any

time before receiving NDA or BLA

approval, but ideally no later than
the pre-NDA or pre-BLA meeting.
Additionally,

a

drug

or

biologic

may

be

eligible

for

designation

as

a

breakthrough

therapy

if

the

product

is

intended,

alone

or

in
combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence
indicates

that

the

product

may

demonstrate

substantial

improvement

over

currently

approved

therapies

on

one

or

more

clinically
significant endpoints.

The benefits

of breakthrough

therapy designation

include the

same benefits

as fast

track designation,

plus intensive
guidance from the FDA to facilitate an efficient drug development program.
Any product

submitted to

the FDA for

marketing, including under

a fast track

or breakthrough therapy

designation program,

may be
eligible for

other types

of FDA

programs intended

to expedite

development and

review, such as

priority review

and accelerated

approval.
Any product is eligible

for priority review if

it treats a serious or

life-threatening condition and, if

approved, would provide a

significant
improvement

in

safety

and

effectiveness

compared

to

available

therapies.

Priority

review

reduces

the

review

time

for

an

initial

or
supplemental marketing application by four months.

A product may be

eligible for accelerated

approval if it

treats a serious

or life-threatening condition

and generally provides

a meaningful
advantage over available therapies based on an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that

can be measured

earlier than irreversible

morbidity or mortality

("IMM") that is

reasonably likely to

predict an
effect on IMM

or other clinical

benefit. As a

condition of accelerated approval,

the FDA requires

that a sponsor of

a drug or

biologic
receiving

accelerated

approval

subsequently

provide

additional

data

confirming

the

anticipated

clinical

benefit,

for

example

by
performing adequate and well-controlled post-marketing clinical trials. If clinical benefit is not confirmed,

accelerated approval may be
revoked. If the FDA concludes that a drug

or biologic shown to be effective can be safely

used only if distribution or use is restricted,

it
may require such post-marketing restrictions, as it deems necessary to assure safe use of the product.
Fast

track designation,

breakthrough therapy

designation, priority

review,

and accelerated

approval do

not

change the

standards for
approval but may expedite the development or approval process.
EUA Approval
The Commissioner

of the

FDA, under

delegated authority from

the Secretary of

the U.S. Department

of Health

and Human

Services
(“DHHS”) may,

under certain circumstances,

issue an EUA

that would permit

the use of

an unapproved drug

product or unapproved
use of an approved

drug product. Before

an EUA may be

issued, the Secretary

must declare an emergency

based on one of

the following
grounds:
•

a

determination

by

the

Secretary

of

the

Department

of

Homeland

Security

that

there

is

a

domestic

emergency,

or

a
significant potential for a domestic

emergency, involving a heightened risk of attack with

a specified biological, chemical,
radiological or nuclear agent or agents;
•

a determination by the

Secretary of the Department

of Defense that there

is a military emergency, or a significant

potential
for a military

emergency, involving a heightened

risk to U.S.

military forces

of attack with

a specified

biological, chemical,
radiological or nuclear agent or agents; or
•

a determination by the Secretary of the DHHS that a

public health emergency that affects, or has

the significant potential
to affect, national security and that involves a

specified biological, chemical, radiological or nuclear agent or agents, or

a
specified disease or condition that may be attributable to such agent or agent.
In order to be the subject of an EUA, the FDA Commissioner must conclude that, based on the totality of scientific evidence available, it is

reasonable to

believe that

the product

may be

effective in

diagnosing, treating

or preventing

a disease

attributable to

the agents
described above, that the

product’s potential

benefits outweigh its potential

risks and that

there is no adequate

approved alternative to
the product.
Although an EUA cannot

be issued until after

an emergency has been

declared by the Secretary

of DHHS, the FDA

strongly encourages
an entity with a

possible candidate product,

particularly one at an

advanced stage of

development, to contact the

FDA center responsible
for the candidate

product before a determination

of actual or potential

emergency. Such an entity may submit

a request for consideration
that includes data to

demonstrate that, based on

the totality of scientific

evidence available, it is

reasonable to believe that

the product
may be

effective

in diagnosing,

treating or

preventing the

serious or

life-threatening disease

or condition.

This is

called a

pre-EUA
submission and

its purpose

is to

allow FDA

review considering

that during

an emergency,

the time

available for

the submission

and
review of an EUA request may be severely limited.
Post-Approval Requirements
Any drug or

biological products for

which we or

our collaborators receive

FDA approvals are

subject to continuing

regulation by the
FDA, including,

among other

things, record-keeping

requirements, reporting

of adverse

experiences with

the product,

providing the
FDA with updated safety and efficacy

information, product sampling and distribution requirements, complying with certain electronic
records and

signature requirements

and complying

with FDA

promotion and

advertising requirements, which

include, among

others,
standards for

direct-to-consumer advertising,

promoting drugs

for uses

or in

patient populations

that are

not described

in the

drug’s
approved

labeling

(known

as

“off-label

use”),

industry-sponsored

scientific

and

educational

activities,

and

promotional

activities
involving the internet.
Failure to comply

with FDA requirements

can have negative

consequences, including adverse

publicity,

enforcement letters from

the
FDA,

mandated

corrective

advertising

or

communications

with

doctors,

and

civil

or

criminal

penalties.

Although

physicians

may
prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.
Manufacturers of

our product

candidates are

required to

comply with

applicable FDA

manufacturing requirements

contained in

the
FDA’s

cGMP

regulations.

cGMP

regulations

require,

among

other

things,

quality

control

and

quality

assurance

as

well

as

the
corresponding maintenance of records and documentation. Following approval, the FDA continues to monitor vaccine quality through

real-time monitoring of lots by requiring manufacturers to submit certain information for each vaccine lot. Vaccine manufacturers may only distribute a lot following release by the

FDA. Drug manufacturers and other entities involved

in the manufacture and distribution
of

approved drugs

are required

to register

their establishments

with the

FDA and

certain state

agencies, and

are subject

to periodic
unannounced inspections by the

FDA and certain state

agencies for compliance with

cGMP and other laws.

Accordingly, manufacturers
must continue to expend time, money and effort

in the area of production and quality

control to maintain cGMP compliance. Discovery
of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA,
including withdrawal of

the product

from the

market. In

addition, changes

to the

manufacturing process generally

require prior

FDA
approval before being implemented, and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
Taiwan Drug Development Process
The regulatory processes in Taiwan are generally similar with those in the United States, and include:
•

Extensive

pre-clinical

laboratory

tests,

pre-clinical

animal

studies

and

formulation

studies

in

accordance

with

applicable
regulations.
•

Submission to the

TFDA of

an IND, which

must be

approved by the

TFDA before human

clinical trials may

begin. Human
clinical trials in Taiwan typically include:
•

Phase

I

trials.

The

new

drug

product

is

initially

introduced

into

healthy

human

subjects

and

tested

for

safety,

dosage
tolerance,

absorption,

metabolism

and

side

effects

associated

with

increasing

doses.

If

possible,

early

evidence

of
effectiveness of the new drug product is collected as well.
•

Phase II trials. The new drug product is evaluated for its

efficacy and proposed indication in a limited patient population, as well as its adverse effects and safety risks.
•

Phase III trials. The new drug

product is further evaluated for dosage

tolerance, efficacy and safety in an expanded

patient
population.
•

Submission to the TFDA

of an NDA, which

generally requires two Phase

III trials, unless the

NDA otherwise qualifies for
exemptions as provided by the TFDA.
In

addition

to

information

and

data

collected

from

the

pre-clinical

and

clinical

trials

of

the

new

drug

product,

chemistry

data

and
information regarding

manufacturing and

controls serve

as significant

considerations during

the course

of the

TFDA review

and approval
process. Where

a new

drug product

will be

manufactured in

facilities located

in Taiwan,

the TFDA

has the

authority to

inspect and
assess compliance with the Pharmaceutical Inspection Co-operation Scheme GMP regulations to ensure that the facilities,

methods and
controls are adequate to

preserve the drug’s

identity, strength,

quality and purity.

Further, the TFDA

may audit the pre-clinical

and/or
clinical trial

sites that

generated the

data in

support of

the NDA.

Finally,

the TFDA

must review

and approve

the NDA

prior to

any
commercial marketing or sale of the drug in Taiwan.
Regulation in Europe and Other Regions
In addition

to regulations

in the

United States

and Taiwan,

we and

our collaborators

are subject

to a

variety of

regulations in

other
jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.
Whether or

not we

or our

collaborators obtain

FDA approval

for a

product, we

must obtain

the requisite

approvals from

regulatory
authorities in

foreign countries

prior to

the commencement

of

clinical trials

or marketing

of

the product

in those

countries. Certain
countries outside

of the

United States

have a

similar process

that requires

the submission

of a

clinical trial

application much

like the
IND

prior

to

the

commencement

of

human

clinical

trials.

In

the

European

Union,

for

example,

a

CTA

must

be

submitted

to

each
country’s national

health authority and

an independent ethics committee,

much like the

FDA and IRB,

respectively. Once

the CTA

is
approved in accordance with a country’s requirements, clinical trial development may proceed.
The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

In all cases,

the clinical trials

are conducted in

accordance with GCPs

and the

applicable regulatory requirements

and the
ethical principles that have their origin in the Declaration of Helsinki.
To

obtain regulatory

approval of

an investigational

drug or

biological product

under European

Union regulatory

systems, we

or our
strategic partners must submit a marketing authorization application.

The application in the European Union is

similar to that required
in the United States, with the exception of, among other things, country-specific document requirements.

For other countries

outside of the

European Union, such

as countries in

Asia, Europe and

Latin America, the

requirements governing
the conduct of clinical trials, product licensing,

pricing and reimbursement vary from country

to country. In all cases, again, the clinical
trials are conducted in

accordance with GCPs and

the applicable regulatory requirements

and the ethical principles

that have their origin
in the Declaration of Helsinki.
Employees and Human Capital Resources
As of December 31, 2021, we employed 89 full-time employees

and no part-time employees. Of these 89 full-time employees,

69 were
located in the United States, 5 were located in Taiwan and 5 were located in Ireland. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages.

Compensation, Benefits, Recruitment and Retention Strategy
We aim to focus on attracting,

motivating and retaining

talented employees with

relevant experience who

can contribute to the

sustained
performance of the Company and its day-to-day operations.
We believe our total compensation package helps recruit

and retain our employees.

We strive to provide compensation and benefits that
are competitive to market

and create incentives

to attract and retain

employees. Our compensation

package includes market-competitive
pay,

broad-based stock

grants, health

care and

401(k) plan

benefits, paid

time off

and family

leave, among

others. We

also provide
annual incentive bonus opportunities that are

tied to both company performance

as well as individual performance

to foster a pay-for-
performance culture.
Scientific Advisory Board
We have assembled a highly qualified scientific

advisory board composed of advisors

who have deep expertise

in the fields of biologics
and

vaccine

development,

as

well

as

in

the

relevant

therapeutic

areas

for

our

product

candidates.

Our

scientific

advisory

board

is
composed of George Siber,

M.D.; Donna Ambrosino, M.D.; Brad

Boeve; Nick Fox, M.D.;

Richard Mohs, Ph.D.; Eric Reiman,

M.D.;
Jeffrey Cummings, M.D., ScD.; Barney

Graham, M.D., Ph.D.; Peter

A. Patriarca, M.D.; Stanley A.

Plotkin, M.D.; Sharon Lewin, A.O.,
FRACP.,

Ph.D., FAHMS,

Wayne Koff, Ph.D. and Thomas P.

Monath, M.D.

Item 1A. Risk Factors.
Investing in our Class

A common stock

involves a high

degree of risk.

The following information

sets forth risk

factors that could cause
our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form
10-K

and those

we may

make from

time to

time. You

should carefully

consider the

risks described

below,

in addition

to the

other
information contained in this Report

and our other public

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

•

clinical drug development involves a lengthy and expensive process, and if our pre-clinical development or clinical trials
are prolonged or delayed or do not achieve expected results, we may be unable to commercialize our product candidates;

•

we depend on intellectual property

licensed from UBI and its

affiliates, the termination of which could

result in the loss of
significant rights;

•

even if

we obtain

regulatory approval

of any

of our

product candidates

in Taiwan

or other

jurisdictions, we

may never
obtain approval for or commercialize our product candidates in other jurisdictions;

•

after receipt

of regulatory

approval for

a product

candidate, our

products will

remain subject

to regulatory

scrutiny and
post-marketing requirements, which may include burdensome post-approval study or risk management requirements;

•

if we

are able to

commercialize any product

candidate, the successful

commercialization of such

product candidate will
depend

on

the

extent

governmental

authorities,

private

health

insurers

and

other

third-party

payors

provide

coverage,
adequate reimbursement levels and favorable pricing policies;

•

the manufacture of peptide-based medicines is complex and manufacturers often encounter difficulties in production;

•

we have no history of commercializing

pharmaceutical products, which may make

it difficult to evaluate the prospects for
our future viability;

•

the regulatory

landscape that

will govern

our product candidates

is uncertain, and

changes in

regulatory requirements

could
result in delays or discontinuation of development of our product candidates or unexpected costs;

•

developments by competitors may

render our products or technologies

obsolete or non-competitive or

may reduce the size
of our markets;

•

our capital resources

may not be

sufficient to successfully

complete the

development and

commercialization of

our product
candidates, which could delay, limit, reduce or terminate our development or commercialization efforts;

•

we have incurred significant losses

since inception, and we expect

to incur losses for the

foreseeable future and may never
achieve or maintain profitability;

•

conflicts of interest and disputes exist and may further arise between us and UBI and its affiliates, and these conflicts and disputes might ultimately be resolved in a manner unfavorable to us;
•

we will need to

expand our organization, and

we may experience difficulties

in managing this growth,

which could disrupt
our operations;

•

the

dual-class

structure

of

our

common

stock

and

the

Voting

Agreement

(as

defined

below)

will

have

the

effect

of
concentrating voting power, which will significantly limit your ability to influence significant corporate decisions;

•

we rely on contract manufacturers

for the manufacture of raw

materials for our research programs,

pre-clinical studies and
clinical

trials

and

we

do

not

have

long-term

contracts

with

many

of

these

parties,

which

could

impact

our

ability

to
commercialize our products;

•

undetected errors or defects in our production could harm our reputation or expose us to product liability claims;

•

we rely on in-licensed intellectual

property and technology,

and the loss of

such rights, our licensors’ inability

or refusal
to

enforce

or

defend

such

rights,

and

the

requirement

to

pay

royalties,

milestones

and

other

amounts

could

harm

our
business;

•

the degree

of protection

afforded

by our

intellectual property

rights is

uncertain because

such rights

offer

only limited
protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage;

•

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

•

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

•

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

through pre-
clinical

studies

and

initial

clinical

trials.

For

example,

an

EUA

for

UB-612

was

denied

by

the

TFDA

in

August

2021

because

the
neutralizing antibody

response generated

by UB-612,

as compared

to a

designated adenovirus

vectored vaccine,

did not

meet the

TFDA’s
specified evaluation criteria, but,

in collaboration with UBIA,

we are appealing the decision.

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
Further, while we have conducted limited

head-to-head comparisons in pre-clinical studies of UB-313, we have not conducted a head-
to-head comparison

of any

competing products

to any

of our

product candidates

in any

clinical trial

to date.

We

have compared

the
published data for certain of our competitors’ products to the clinical trial results of certain of our product candidates. Accordingly, the value of comparisons

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
are subject

to oversight

by these

governmental agencies

as well

as Institutional

Review Boards

(“IRBs”) at

the medical

institutions
where the clinical trials are

conducted. In addition, clinical trials

must be conducted with supplies

of our product candidates produced
in

accordance

with

current

good

manufacturing

practices

(“cGMP”)

and

other

legal

and

regulatory

requirements.

Defects

in
manufacturing of

a clinical

trial batch

or

a failure

of

a batch

to meet

all quality

control test

specifications could

result in

delays to
initiation of

our clinical

trials. We

depend on

medical institutions

and CROs

to conduct

our clinical

trials in

compliance with

good
clinical

practice

(“GCP”),

and

other

applicable

laws

and

regulations.

Failure

to

follow

and

document

adherence

to

such

laws

and
regulations may

lead to significant

delays in the

availability of product

for our clinical

trials, result in

the termination of

or a

clinical
hold being

placed on

one or

more of

our clinical

trials, or

delay or

prevent submission

or approval

of marketing

applications for

our
product candidates.
To the extent our CROs fail

to enroll participants

for our clinical trials,

fail to conduct the

trial in accordance with

the trial protocol GCP
or are

delayed for

a significant

time in

the execution

of trials,

including achieving

full enrollment,

we may

be affected

by increased
costs, program

delays or

both, which

may harm

our business

and delay

our ability

to seek

approval for

our product

candidates. For
example, due to an error by

the CRO responsible for administering

blinded placebo and active doses

to trial subjects, which reduced

the
confidence

of

subsequently

collected

data,

we

decided

to

discontinue

a

Phase

2a

LTE

trial

for

UB-311.

In

that

case,

however,

we
determined that we had collected sufficient data

on UB-311’s tolerability and immunogenicity. To

date, we have not completed clinical
trials sufficient for obtaining marketing approvals for any of our product candidates. Our most advanced candidates are UB-612, which
initiated a Phase 3

pivotal study in March

2022 and has an

ongoing Phase 2 clinical

trial, and UB-311,

which is in Phase

2 of clinical
development. Our

product candidate UB-312

is in

Phase 1

of clinical

development and

UB-313 is

undergoing IND-enabling

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
•

disruptions from events surrounding the Russia-Ukraine conflict
•

the timing, scope and effectiveness of U.S. and international governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic;
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
•

supply chain constraints and inflationary pressures;
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

or commercialize
any of our products

in other jurisdictions,

which would limit

our ability to realize

the full market

potential of our

product candidates.
To

market

any

products,

we

must

establish

and

comply

with

numerous

and

varying

regulatory

requirements

in

different

countries
regarding safety and efficacy and obtain relevant approvals to market our product candidates. As discussed in another risk factor above
(“
Clinical drug

development involves

a lengthy

and expensive

process…
”) an

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

UB-612

could

be

negatively

impacted

as

COVID-19
vaccination rates continue to

increase and the number

of potential unvaccinated participants

continues to decrease. Similarly,

the next
phase of

our UB-311

trial could

be affected

by worldwide

effects

resulting from

the Russia-Ukraine

conflict and

other geopolitical
factors. We may not be able to

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

clinical trial sites

for prospective

patients; the availability

of competing therapies

and clinical

trials; effects of

the COVID-
19 pandemic on our clinical trial sites; our ability to monitor patients adequately during and after treatment; patient referral practices of
physicians; clinicians’ and

patients’ perceptions as

to the potential

advantages of

the drug being

studied in relation

to other

available
therapies, including standard-of-care

and any new

drugs that may

be approved for

the indications we

are investigating; and

efforts to
facilitate timely enrollment in clinical trials.

We

also may

encounter difficulties

in identifying

and enrolling

such patients

with a

stage of

disease appropriate

for our

ongoing or
future clinical

trials. In

addition, the

process of

finding and

diagnosing patients

may prove

costly.

Our inability

to enroll

a sufficient
number of

patients for

any of

our clinical

trials would

result in

significant delays

or may

require us

to abandon

one or

more clinical
trials.
Even if

we obtain

regulatory approval

for a

product candidate,

our products

will remain

subject to

regulatory scrutiny

and post-
marketing requirements.
Any regulatory approvals that we

may receive for our product

candidates will require the submission

of reports to regulatory authorities
and ongoing surveillance to monitor the safety and efficacy

of the product candidate, may contain significant limitations related to use restrictions for specified

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

packaging, storage, advertising,

promotion, sampling, record-keeping,

conduct of post-marketing

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
Furthermore, the burden of these requirements may outweigh any benefit or revenue that we could generate from product sales. Even if we obtain

regulatory approval

for a

product candidate,

compliance with

the many

post-approval regulations

may be

so costly

that it
becomes

financially

prudent

to

abandon

the

product

or

sell

ownership

of

the

underlying

intellectual

property

at

prices

that

are

not
sufficient to recoup our investment in developing the product.

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
We have no history of

commercializing pharmaceutical

products, which may

make it difficult to

evaluate the prospects

for our future
viability.
We commenced operations

through UNS

and COVAXX in 2014

and 2020,

respectively, and as

Vaxxinity in March 2021.

Our operations
to date

have been

limited to

organizing and

staffing Vaxxinity,

business planning,

raising capital,

developing our

Vaxxine

Platform,
identifying

and

testing

potential

product

candidates

and

conducting

clinical

trials.

We

have

a

limited

track

record

of

successfully
conducting late-stage clinical trials,

obtaining marketing approvals, manufacturing

a commercial-scale product, or

arranging for a third-
party

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

in UB-612. Although

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

adverse event reporting,

storage, advertising, marketing,

promotion and recordkeeping

for the product
will be

subject to

extensive and

ongoing regulatory

requirements. These

requirements include

submissions of

safety and

other post-
marketing information and reports and registration,

as well as continued compliance with

cGMPs and GCPs for any clinical

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

with

a

product,

including

adverse

events

of

unanticipated

severity

or

frequency,

or

with

our

contract

manufacturers

or
manufacturing processes, or failure to comply with regulatory requirements may result in, among other things:
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
The FDA strictly

regulates the promotional claims

that may be

made about prescription products

in the United

States. In particular,

a
product may not be promoted for

uses that are not approved

by the FDA as reflected

in the product’s

approved labeling. If we receive
marketing approval for

a product candidate,

physicians may nevertheless

prescribe it to

their patients in

a manner that

is inconsistent
with the approved label. If we

are found to have promoted such

off-label uses, we may become subject to significant

liability. The FDA
and other agencies actively enforce the laws

and regulations prohibiting the promotion of

off-label uses, and a company that is found to
have improperly

promoted off-label

uses may

be subject

to significant

sanctions. Federal

and state

government agencies

have levied
large civil and criminal fines against companies for

alleged improper promotion and has enjoined several companies from engaging in
off-label

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
A

breakthrough

therapy

designation

or

fast

track

designation

by

the

FDA

for

a

product

candidate

may

not

lead

to

a

faster
development or regulatory

review or approval

process, and it

would not increase

the likelihood that

the product candidate

will receive
marketing approval.
We may

in the future seek a breakthrough therapy designation or fast track designation for one or more product candidates eligible for
such designation. A breakthrough therapy is defined

as a product candidate that is intended,

alone or in combination with one

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

UB-612, are

not eligible

for
breakthrough therapy designation, and we will be unable to take advantage of such designation for such product candidates.
Fast track designation is designed to

facilitate the development and expedite the review

of therapies to treat serious

conditions and fill
an

unmet

medical

need.

Programs

with

fast

track

designation

may

benefit

from

early and

frequent

communications with

the

FDA,
potential priority review and the ability to submit

a rolling application for regulatory review.

Fast track designation applies to both the
product candidate

and the

specific indication

for which

it is

being studied.

However,

even if

one or

more of

our product

candidates

qualify for fast

track designation, we

may not be

able to meet

the criteria of

the fast track designation,

or if our clinical

trials are delayed,
suspended or terminated, or put on clinical

hold due to unexpected adverse events or issues

with clinical supply, we will not receive the
benefits associated

with the

fast track

program. Furthermore,

fast track

designation does

not change

the standards

for approval.

Fast
track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast track designation also does not guarantee our product candidate will be approved in a timely manner, if at all.
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

submit a BLA seeking accelerated

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

EUA. Some

regulatory authorities,

including
the

FDA,

have

ceased

granting

EUAs

for

product

candidates

targeting

COVID-19

or

otherwise,

which

could

delay

our

ability

to
commercialize product candidates.
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
We

and our collaboration partners

have conducted, currently are

conducting and intend in

the future to conduct,

clinical trials outside
the United States, particularly in Taiwan where we have reported interim results of our UB-612 Phase 2 clinical trial.
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
As of December 31, 2021, we had cash and cash equivalents amounting to $144.9 million. We believe that we will continue to expend
substantial resources

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

tax and

other compliance

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

since our inception. We

had net losses

of approximately $137.2 million

and $40.0 million for

the
years

ended

December

31,

2021

and

2020,

respectively.

As

of

December

31,

2021,

our

consolidated

accumulated

deficit

was
$229.5 million.

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
significant

judgment

and,

in

the

ordinary

course

of

business,

there

are

many

transactions

and

calculations

where

the

ultimate

tax
determination is complex and uncertain.
Our ability

to use

our net

operating loss

carryforwards and

other tax

attributes to

offset future

taxable income

may be

subject to
certain limitations.
As of December 31, 2021, we

had U.S. federal net operating

loss carryforwards (“NOLs”) of $134.6 million,

which may be available to
offset future taxable income,

if any,

and have no expiration date

but are limited in

their usage to an

annual deduction equal to 80%

of
annual taxable

income. In

general, under

Sections 382

and 383

of the

Internal Revenue

Code of

1986, as

amended (the

“Code”), a

corporation that

undergoes an

“ownership change,”

generally defined

as a

greater than

50% change

by value

in its

equity ownership
over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and other tax attributes to offset

future

taxable

income.

Our

existing

NOLs

and

tax

attributes

may

be

subject

to

limitations

arising

from

previous

ownership
changes, and if

we undergo future ownership

changes, our ability

to utilize NOLs

and research and

tax attributes could

be further limited
by Sections 382 and

383 of the Code.

For these reasons, we

may not be able

to utilize a portion

of our existing NOLs

or research and
tax attributes.
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

affiliates,

WuXi

STA

and

CSBio,

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

contract manufacturers must

comply with

cGMP,

regulations
and guidelines for the manufacturing

of our product candidates used

in pre-clinical studies and clinical

trials and, if approved, marketed
products. If

we or

our contract

manufacturers do

not receive

any regulatory

approvals, or

lose existing

approvals,

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
Undetected errors and defects in the cGMP materials used in the production of our product candidates could result in a lower quality of
any products we produce, and could give rise to

reputational harm to us and to the contract manufacturers with whom we work. If any
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
UBI is

our largest

stockholder,

the licensor

of certain

of our

intellectual property

and is

a commercial

partner for

the Company.

In
addition, Dr. Chang Yi Wang,

UBI’s founder, holds shares of our common stock.

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

or us over the other.

Further, we have historically depended

heavily on UBI and its affiliates

for our
business

operations,

including

the

provision

of

research,

development

and

manufacturing

services.

While

we

have

taken

steps

to
separate our

operations from

those of

UBI and

currently anticipate

taking additional

steps to

lessen our

dependence, we

still have

ongoing
commercial

relationships

with

UBI

and

its

affiliates.

With

respect

to

our

UB-612

program,

we

have

partnered

with

UBIA

for

the
development of UB-612 in

Taiwan, UBIP for the formulation-fill-finish services,

and UBP as the

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
We rely on contract manufacturers, including UBI and its affiliates, for the manufacture of raw materials for our clinical trials and pre-
clinical and clinical development. We

do not have a long-term agreement with

some of the contract manufacturers we currently

use to
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

and time-
consuming and may

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

pre-clinical and clinical

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

patents, know-how and

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

UB-612. Any

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
•

the scope of rights granted under the license agreement and other interpretation-related issues;
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
Moreover,

our rights

to our

in-licensed patents

and patent

applications may

depend, in

part, on

inter- institutional

or other

operating
agreements between the joint owners

of such in-licensed patents and

patent applications or the owners

of such in-licensed patents and
patent applications and their

affiliates. We may not be aware

of each party’s rights and

obligations under such inter-institutional

or other
operating agreements and, as such, the ownership of our in-licensed patents and patent applications may be uncertain. If one or more of
these

owners

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
The patent prosecution

process is expensive

and time-consuming, and

we may not

be able to

file and prosecute

all necessary or

desirable
patent applications at

a reasonable cost

or in a

timely manner or

in all jurisdictions

where protection may

be commercially advantageous.
It is also possible

that we may fail

to identify patentable aspects

of our research and

development output before it

is too late to

obtain
patent protection.

In addition, we, UBI or our

other collaborators and licensors, may

only pursue, obtain or maintain patent

protection in a limited number
of countries. Because patent applications in

the United States, Europe and many

other foreign jurisdictions are typically not

published
until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we or our

licensors were the first to make the inventions claimed in

any of our owned or any in-
licensed issued patents or

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

of time during which

we could market a

product under patent protection

could be further reduced.

Even
if patents covering our

product candidates are obtained, once

such patents expire, or

if such patents are waived

or suspended, we may
be vulnerable to competition from similar

or biosimilar products. For example, in

2021, the Biden administration indicated its

support
for a proposal at the World Trade Organization to waive patent rights with respect to COVID-19 vaccines. The current proposal is for a temporary waiver of intellectual property rights that cover COVID-19 vaccines, however,

the ultimate timing and scope of the waiver,
if approved, is unknown. The scope and

timing of such waiver will likely be

subject to extensive negotiations given the complexity of
the

matter,

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

UB-612, was

funded in

part by

the
Taiwanese government. As a result, the Taiwanese government may have certain rights to such patent rights and technology.
Furthermore, certain of our patents and technology, including patents and technology relating to UB-312, were funded in part by grants
from

nonprofit

third

parties, including

the

MJFF.

We

are required

to

fulfill certain

contractual obligations

with

respect

to

products
created using such grant funding, including certain reporting requirements. We also have submitted grant proposals relating to our UB-
612 product candidate. If these grant

proposals are awarded, or if we

receive funding from other nonprofit third

parties in the future, we
may be required to fulfill other contractual obligations, such as publishing the results of our scientific studies, making certain products
available at an affordable price in

a list of clearly defined low

and lower-middle income countries and ensuring

that certain products are
available in geographic regions where there has been an outbreak of an infectious disease at certain reduced economic rates.
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
In the

European Union,

a maximum

of five

and a

half years

of supplementary

protection can

be achieved

for an

active ingredient

or
combinations of active ingredients of

a medicinal product protected by

a basic patent, if

a valid marketing authorization exists

(which

must be

the first authorization

to place the

product on the

market as a

medicinal product) and

if the product

has not already

been the
subject of supplementary

protection. Although all

countries in Europe

must provide supplementary

protection certificates, there

is no
unified legislation among

European countries and

so supplementary protection

certificates must be

applied for and

granted on a

country-
by-country basis. This can lead to a substantial cost to apply for and receive these certificates, which may vary among countries or not be provided at all. Further, we may not

receive an extension because of, for

example, failing to exercise due

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
•

any patents that

we obtain may

not provide

us with any

competitive advantages

or may ultimately

be found

not to

be owned
by us, or to be invalid or unenforceable; or
•

we may not develop additional proprietary technologies that are patentable.
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
addition, certain Affordable

Care Act marketplace

and other private

payor plans are

required to include

coverage for certain

preventative
services,

including

vaccinations

recommended

by

the

U.S.

Centers

for

Disease

Control’s

Advisory

Committee

on

Immunization

Practices (“ACIP”)

without cost

share obligations

(i.e., co-

payments, deductibles

or co-insurance)

for plan

members. For

Medicare
beneficiaries, our product candidates, apart from UB-612,

may be covered for reimbursement under either

the Part B program or Part

D
depending on several

criteria, including the

type of vaccine

and the beneficiary’s

coverage eligibility.

If our product

candidates, once
approved, are

reimbursed only

under the

Part D

program, physicians

may be

less willing

to use

our products

because of

the claims
adjudication costs and time related to

the claims adjudication process and

collection of copayments associated with

the Part D program.
If our product

candidates, once approved,

are reimbursed only

under the Part

B program, certain

potential drawbacks associated

with
the Part B

program, such as

the time and effort

required to seek reimbursement

after purchase, may make

our product candidates less
attractive to clinics or

other potential customers. Outside

of Medicare, private insurance

is likely to raise

similar claims adjudication and
copayment considerations, which may also make our product candidates less attractive to potential customers using private insurance.
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
Moreover, an

increasing number of

countries are taking

initiatives to attempt

to reduce large

budget deficits by

focusing cost-cutting
efforts on pharmaceuticals for their

state-run healthcare systems. These international price control efforts have impacted all regions

of
the world, notably in the European Union. In

some countries, in particular in many Member States

of the European Union, we may be
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
arrangements with healthcare

professionals, third-party payors and

customers expose us to

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

The FCPA, the U.K. Bribery Act 2010 and other applicable anti-
bribery and

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

anti-
corruption laws, which

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

In recent

years, the SEC

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

operations in an

additional two different

countries. We

have also used,

and
plan to use, a

network of agents

in countries around the

world to conduct

our sales and marketing

operations. If we are

unable to manage
the risks

of our

global operations,

including fluctuations

in foreign

exchange and

inflation rates,

international hostilities

such as

the
Russia-Ukraine conflict,

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

clinical trials

(typically conducted
through our

CROs). It

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

December

31,

2021,

we

had

89

full-time

employees.

Our

focus

on

the

development

of

UB-311,

UB-612

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
Natural disasters or pandemics,

other than or in

addition to COVID-19 and

including any potential future

waves of COVID-19, could
severely

disrupt

our

operations

and

have

a

material

adverse

effect

on

our

business,

results

of

operations,

financial

condition

and
prospects. For example, our main laboratory is located

on the Eastern coast of Florida, a

location that is at a higher risk

of exposure to
hurricanes. If a hurricane or natural disaster causes us

to sustain significant damage to our Florida laboratory,

or if we must shut down
our operations there for an extended period of time, our business and financial results would be adversely impacted.

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

vaccinations have increased,

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
In December 2019,

a strain of

coronavirus, COVID-19, was

reported to have

surfaced in Wuhan,

China, and on

March 12, 2020, the
World Health Organization

declared COVID-19 to be a pandemic. In an effort

to contain and mitigate the spread of COVID-19, many
countries, including

the United

States, Canada

and China,

have imposed

unprecedented restrictions

on travel,

quarantines and

other

public health safety measures. The extent to

which the pandemic may impact our business

will depend on future developments, which
are

highly uncertain

and

cannot be

predicted,

but

the

development

of

clinical

supply

materials

could

be

delayed

and

enrollment of
patients in our studies may

be delayed or suspended, as

hospitals and clinics in areas

where we are conducting trials

shift resources to
cope with the COVID-19

pandemic and may limit

access or close clinical

facilities due to the

COVID-19 pandemic. Additionally, if our
trial participants are unable to travel to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-
19

pandemic,

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
Due to the vaccination rate, the demand for our COVID-19 product candidate may decrease significantly or disappear entirely.
An EUA for

UB-612 was denied

by the TFDA

in August 2021.

In addition to

appealing that decision,

we are exploring

paths to approval
of UB-612 as a

three-dose regimen and as

a heterologous boost

(boosting the immunity of

a subject who has

already received a different
vaccine). Other companies

have also responded

to the pandemic

at a faster pace,

and to date more

than twenty COVID-19

vaccines have
been approved for use in one

or more countries around the world,

including three in the United States.

As our competitors continue to
develop, receive regulatory approval

for and commercialize

their own COVID-19 vaccines

and boosters, vaccination rates

will continue
to increase, which

will result in

a material decrease

in demand for

our COVID-19 product

candidate and a

corresponding decrease in
our potential revenues. Further, the existence and significance of the opportunity to provide COVID-19 boosters in the future is highly
uncertain, and there can be no assurance that we will commercially benefit from the development of a COVID-19 booster market.
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

Class A common stock to

wide price
fluctuations

regardless

of

our

operating

performance,

which

could

cause

a

decline

in

the

market

price

of

our

common

stock.

Price
volatility may be greater

if the public float

and trading volume of

shares of our Class

A common stock is

low. Some

factors that may
cause the market price of our Class A common stock to fluctuate, in addition to the other risks mentioned in this Report, include:
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

Voting

Agreement. Mei Mei Hu,

as proxyholder under the

Voting

Agreement, controls approximately 58.6%

of
the total voting power

of our outstanding capital

stock. The Voting Agreement provides Mei Mei Hu with

the authority (and irrevocable
proxies) to direct the vote and vote the shares

of capital stock held by the parties to

the voting agreement at her discretion on all

matters
to be voted upon

by stockholders. The voting

power covered by the

Voting

Agreement may increase over

time as the UBI

Warrant

is
exercised and

as our

principal stockholders exercise

or vest

equity awards

that were outstanding

at the time

of the

completion of our
initial public offering.

If all such

equity awards

held by our

principal stockholders

had been exercised

or vested and

exchanged for shares
of common stock and the UBI Warrant

had been exercised in full for shares of Class A common stock as of the date of the completion
of our initial public

offering, assuming no other

equity awards had

been exercised or

vested, the Voting Agreement would have covered,
in the aggregate

as of the

completion of our

initial public offering,

approximately 67.6% of

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

amended and restated

certificate of incorporation
(the

“Charter”) and

our

amended

and

restated

bylaws

(the

“Bylaws”)

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

non-
affiliates is $700 million

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
We

are a

“controlled company”

within the

meaning of

the corporate

governance requirements

of

the Nasdaq

because our

principal
stockholders will continue to hold more than 50% of the voting power of our outstanding shares of capital stock as a result of our dual-
class

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
Further, we believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and
operated,

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
We have

identified material weaknesses in our internal control over financial reporting. If we are unable to remediate our existing
material weaknesses

and otherwise

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

During the

preparation of

our audited

consolidated financial

statements for

the year

ended December

31, 2021,

we identified

certain
errors in

our previously

issued financial

statements that

were determined

not to

be material.

Further, as

disclosed in

Item 9A

of this
Report,

we

identified

material

weaknesses

in

the

design

and

operation

of

our

internal

control

over

financial

reporting

relating

to
maintaining and performing our financial close process, ensuring that formal processes exist for identifying, analyzing and accounting for complex, non-routine

transactions and proper

segregation of duties

and responsibilities within

our finance department.

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

stock.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Facilities
Our principal executive offices are located

in Dallas, Texas, where we sublease 3,631 square

feet of office space from UBI. UBI’s lease
for the premises is currently

scheduled to terminate in January 2023.

In addition to our principal executive

offices, we have additional
offices in

Florida and Taiwan.

We

do not currently

own any real

property.

We

believe that our

current facilities are

adequate to meet
our immediate needs

and believe that

we should be

able to renew

each of our

leases and subleases

without an adverse

impact on

our
operations.

In

addition,

we

believe

that

if

we

require

additional

office

space

or

manufacturing

facilities,

we

will

be

able

to

obtain
additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.
From time to

time we are

a party to

various litigation matters

incidental to the

conduct of our

business. We

are not presently

party to
any legal

proceedings the

resolution of

which we

believe would

have a

material adverse

effect on

our business,

prospects, financial
condition, liquidity, results of operation, cash flows or capital levels.

Item 4. Mine Safety Disclosures.
The disclosure required by this item is not applicable.

PART

II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price for the Common Stock
Our Class A

common stock is

listed on the

Nasdaq Global Market

under the symbol

“VAXX

.” As of

March 24, 2022, the

number of
shares of

our Class

A common

stock outstanding

was 111

,966,892 held

by approximately

135 shareholders

of record,

not including
shareholders whose shares are held in securities position listings.

Our Class B common stock is not listed on any exchange nor traded on any public market.

As of March 24, 2022, the number of shares
of our Class B common stock outstanding was 13,874,132 held by approximately 4 shareholders of record.
Dividends
We

have never declared or paid,

and do not anticipate declaring

or paying in the foreseeable

future, any cash dividends on

our capital
stock. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors in accordance with applicable laws and

will depend on,

among other things,

our financial condition,

results of operations,

cash requirements, contractual
restrictions and

such other

factors as

our board

of directors

deems relevant.

Our ability

to pay

dividends may

also be

limited by

covenants
of any future outstanding indebtedness we or our subsidiaries incur.
Issuer Purchases of Equity Securities

We did not repurchase any shares during the years ended December 31, 2021, 2020, or 2019.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of 2021.
Use of Proceeds
On November 15, 2021, the Company closed

its IPO, as discussed in Note 1 of

our consolidated financial statements for the

year ended
December 31, 2021. The

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. We intend for this discussion to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. See the section of this Annual Report titled “Special Note Regarding Forward-Looking
Statements” for a discussion of forward-looking statements. As a result of many factors, including those factors set forth in the “Risk
Factors” section of this Annual Report, our actual results could differ materially from management’s expectations and the results
described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

indications. Given

the global

COVID-19
pandemic and

our Vaxxine

Platform’s

applicability to

infectious disease,

we are

also opportunistically

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

and
exchanged for an aggregate

of 57,702,458 shares of

our Class A common

stock, 10,999,149 shares of

our Class B common

stock and
58,175,751

shares of our Series

A preferred stock, (ii) the

outstanding options to purchase

shares of UNS and COVAXX common stock
were terminated

and substituted

with options

to purchase

an aggregate

of 19,712,504

shares of

our Class

A common

stock, (iii)

the
outstanding warrant to purchase shares of

COVAXX

common stock was cancelled and exchanged for

a warrant that is exercisable for
112,373

shares of

our Class

A common

stock, and

(iv) the

outstanding Convertible

Notes and

the Related

Note were

contributed to
Vaxxinity and the former holders of such notes received an aggregate of
4,047,344

shares of our Series A preferred

stock. As a result of
the Reorganization, COVAXX

and UNS became our wholly-owned

subsidiaries. All shares of our

Series A preferred stock converted
into shares of

our Class A

common stock concurrently

with the closing.

The Reorganization was

determined to be

a common control
transaction, so the

carrying values of

all contributed assets

and assumed liabilities

remained unchanged and

the financial information
for

all

periods in

this

section of

the

financial

statements presented

prior to

the

Reorganization

are presented

on

consolidated basis.
COVA

XX was

incorporated on

March 23,

2020, so

periods prior

to March

23, 2020

in this

section of

the financial

statements only
reflect the historical financial information of UNS. Unless the context requires otherwise, in this section we use the terms “Vaxxinity,”
“we,” “us” and “our” to refer to our operations (including through UNS and COVAXX) both prior to and after the Reorganization.
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

targets PD and other

synucleinopathies;

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
many chronic diseases.
In addition

to our

chronic disease

pipeline, given

our Vaxxine

Platform’s

applicability to

infectious disease

and the

global need

for
additional vaccines

to address

SARS-CoV-2, we are advancing

an infectious

disease product

candidate. We have reported

interim results
of our

UB-612 Phase

1, Phase

2, and

Phase 1

extension clinical

trials. An

EUA application

for UB-612

was denied

by the

TFDA in
August 2021. We are appealing

the TFDA’s decision in partnership with UBIA.

At the same

time, we are

pursuing accelerated pathways
to authorization with regulators in multiple jurisdictions, including high income countries and LMICs, based on a heterologous booster trial of UB-612 in the first half of 2022.
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
We have principally funded our operations through financing transactions. Through December 31, 2021,

we received gross proceeds of
$306.1 million

in

connection with

various financial

instruments, including

the sale

of preferred

and common

stock, the

issuance of
promissory notes (including

convertible promissory notes

(“Convertible Notes”)), and

the entry into

simple agreements for

future equity
(“SAFEs”).

Costs associated with research and development are the most significant component of our expenses. These costs can vary greatly from period to period depending

on the timing of

various trials for our

product candidates. We expect our allocated

research and development
costs and

general and

administrative expenses

to increase

over time

as we

expand the

number of

product candidates

that we

are advancing
and incur

increased costs as

a result of

operating as

a public company.

Further, we

anticipate incurring greater

selling and marketing
expenses if we

commercialize any of

our product candidates

in the future.

Our product candidates

are in clinical

stage or pre-clinical
stage development, and we

have generated limited revenue

to date and

have incurred significant

operating losses since inception.

Net
losses were $137.2 million and

$40.0 million for the years

ended December 31, 2021 and

2020, respectively. As of December 31, 2021,

we had an

accumulated deficit of

$229.5 million. We expec
t our expenses

and capital requirements

will increase over

time in connection
with our planned operations, which include:
• continuing pre-clinical studies, existing clinical trials, or initiating new clinical trials for product candidates UB-311, UB-312,
UB-313, our COVID-19 product candidate and other product candidates;
•
advancing

the

development

of

our

product

candidate

pipeline

of

other

product

candidates,

including

through

business
development efforts to invest in or in-license other technologies or product candidates;
• hiring additional clinical, quality control, medical, scientific and other technical personnel to support clinical and research and development programs;
•
expanding operational, financial

and management systems

and infrastructure, expanding

our facilities and

increasing personnel
to support operations;
• undertaking actions to meet the requirements and demands of being a public company;
• maintaining, expanding and protecting our intellectual property portfolio;
• seeking regulatory approvals for any product candidates that successfully complete clinical trials; and
• undertaking pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we elect to commercialize products on our own or jointly with third parties.
As of

the date of

this Report, we

expect our existing

cash and

cash equivalents will

be sufficient

to fund

our operating

expenses and
capital expenditure requirements for at least the

next 12 months. We

also believe that cash and cash equivalents will

enable us to fund
our operating expenses

and capital expenditure

requirements into 2023.

Thereafter, our viability will

be dependent on

our ability to raise
additional capital to

finance operations, to

successfully commercialize our

product candidates and/or

to enter into

collaborations with
third parties for the

development of our product candidates.

If we are unable

to do any of

the foregoing, we would be

forced to delay,
limit, reduce or terminate our product candidate development or future commercialization efforts. Our estimates are based on a variety
of assumptions

that may

prove to

be wrong,

and we

could exhaust

our available

capital resources

sooner than

expected. See

“— Liquidity
and Capital Resources.”

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

condition and operations,

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
Components of Our Consolidated Results of Operations
Revenue

Revenue for the years

ended December 31, 2021

and 2020 was $0.1

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
Product Candidates.

We

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

If our development efforts

in respect of our current pipeline

of product candidates are successful and

result in regulatory approval, we
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

exclusion criteria and

the primary and
secondary endpoint. Once we have decided

to proceed, our Vaxxine

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
December 31, 2021

and 2020, related

party expenses were

approximately 29% and

56% of our

operating expenses, respectively.

We
expect this reliance on related parties to diminish significantly in the future.
Where appropriate,

we allocate

our third-party

research and

development expenses

on a

program-by-program basis.

These expenses
primarily

relate

to

outside

consultants,

CROs,

contract

manufacturers

and

research

laboratories

in

connection

with

pre-clinical

development, process development,

manufacturing and clinical

development activities. We

do not

allocate our internal

costs, such as
employee costs, costs

associated with our

discovery efforts, laboratory

supplies and facilities,

including depreciation or

other indirect
costs, to

specific programs

because these

costs often

relate to

platform development,

to multiple

programs simultaneously

or to

discovery
of new

programs, and

any such

allocation would necessarily

involve significant estimates

and judgments

and, accordingly,

would be
imprecise. When we refer

to the research and development

expenses associated with a specific

program, these refer exclusively

to the
allocated

third-party

expenses

associated

with

that

product

candidate.

All

other

research

and

development

costs

are

referred

to

as
unallocated costs.
Product candidates in

later stages of

clinical development generally

have higher development

costs than those

in earlier stages

of clinical
development,

primarily

due

to

the

increased

size

and

duration

of

later-stage

clinical

trials.

Additionally,

greater

research

and
development overhead is

required to support

broader and more

rapid development of

our Vaxxine Platform and new product

candidates.
As a result, we expect that our research and development expenses will increase as we continue our existing and planned clinical trials
and conduct

increased pre-clinical and

clinical development activities,

including submitting regulatory

filings for product

candidates,
and focus more

generally on the

development of our

chronic disease product candidates.

A significant driver of

such increases would
be the initiation of our

Phase 2b trial for UB-311.

We

currently expect to initiate a

Phase 2b early AD efficacy

trial in the second half
of 2022. If we

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

company-related

expenses,

services

associated

with

maintaining

compliance

with

Nasdaq

listing

and

SEC
requirements, director and officer liability insurance costs and investor and public relations costs.
Other Expense (Income)

Interest Expense

Interest expense consists of (i) interest

expense recognized on the note payable

entered into during June 2020 for

the acquisition of an
airplane (the

“2025 Note”),

(ii) interest

expense recognized

on the

Convertible Notes

and (iii)

interest expense

recognized on

other
promissory

notes,

including

$0.1

million

borrowed

from

our

Chief

Executive

Officer

(the

“Executive

Note”)

and

a

related

party
Convertible Note payable

for $2.0 million

in aggregate proceeds

that was received

in three tranches

(the “2018 Related

Notes”). The
Executive Note was repaid

in full in August

2021 and the 2018

Related Notes were converted

into Series A preferred

stock concurrently
with the Reorganization.
Interest Income
Interest income consists of income earned on our cash and cash equivalents.

Change in Fair Value of Convertible Notes, SAFEs and Series A-1 Warrant

Liability

We

issued a series of Convertible

Notes during the years ended

December 31, 2018 through 2021,

a series of SAFEs during

the years
ended December 31, 2020 and 2021, and warrants to purchase shares of our Series A-1 preferred stock (“Series A-1 Warrants”) during the year ended December 31, 2020, each of which

were measured and accounted for at fair value. We remeasured the fair value of each of

the

Convertible

Notes,

SAFEs

and

Series

A-1

Warrants

at

each

reporting

date

and

recognize

changes

in

the

fair

value

in

our

consolidated statements of operations. Inputs to the calculation of fair value generally include market and acquisition comparable(s) as well as other

variables. In connection

with the Reorganization,

all outstanding Convertible

Notes, SAFEs, and

Series A-1 Warrants were
exchanged for

shares of

Series

A preferred

stock, which

were

subsequently exchanged

into shares

of

Class A

common stock

upon
closing of the IPO in November 2021.

Loss on Foreign Currency Translation, Net

Our foreign subsidiaries, which

are wholly-owned by COVAXX and UNS, use the U.S.

dollar as their functional

currency and maintain
records in the local

currency. Nonmonetary assets and liabilities

are remeasured at historical

rates and monetary assets

and liabilities are
remeasured at exchange

rates in effect at

the end of

the reporting period.

Income statement accounts

are remeasured at

average exchange
rates for the reporting period. The resulting gains or

losses are included in foreign currency (losses) gains in

the consolidated financial
statements.
Provision for Income Taxes

We have not recorded any significant amounts related

to income tax but have

reserved $0.6 million of unrecognized

tax benefits against
NOLs. We have not recorded any income tax benefits for the majority of our net losses we incurred to date.

We

account for income

taxes using the

asset and liability

method, which requires

the recognition of

deferred tax assets

and liabilities
for the expected future tax consequences of events that have been included in the consolidated financial statements or our tax returns.

Deferred tax assets

and liabilities are

determined based on the

difference between the financial

statement carrying amounts

and tax basis
of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect
in the years in which the differences are expected

to reverse. The realization of our deferred

tax assets is dependent upon the

generation
of future taxable income, the amount

and timing of which are uncertain.

Valuation

allowances are provided, if, based upon

the weight
of available evidence, it is more

likely than not that some

or all of the deferred tax

assets will not be realized.

As of December 31, 2021,
we continue to maintain

a full valuation allowance

against all of our

deferred tax assets based

on evaluation of all

available evidence.
We

file income tax returns

in the U.S. federal

and state jurisdictions and

may become subject to

income tax audit and

adjustments by
related tax authorities. Our tax

return periods (for entities then

in existence) for U.S. federal income

taxes for the tax years

since 2017
remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions. We record reserves for potential tax

payments to various

tax authorities related

to uncertain

tax positions, if

any.

The nature of

uncertain tax positions

is
subject

to

significant

judgment

by

management

and

subject

to

change,

which

may

be

substantial.

These

reserves

are

based

on

a
determination of whether

and how much

a tax benefit

taken by us

in our tax

filings or positions

is more likely

than not to

be realized
following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal

expertise and assistance from third-party experts.

As additional information
becomes

available,

estimates

are

revised

and

refined.

Differences

between

estimates

and

final

settlement

may

occur

resulting

in
additional tax expense. Potential

interest and penalties

associated with such

uncertain tax positions is

recorded as a

component of our
provision for income taxes.

Factors Affecting the Comparability of Our Consolidated Results of Operations

On March 2,

2021, Vaxxinity entered into the Contribution

and Exchange Agreement,

pursuant to which

the outstanding equity

interests
of

UNS

and

COVAXX

were

contributed

to

Vaxxinity

in

return

for

equity

interests

in

Vaxxinity,

resulting

in

UNS

and

COVAXX
becoming wholly owned subsidiaries of Vaxxinity.

Accordingly, all share and per share amounts prior to the Reorganization have been adjusted to reflect the Reorganization. In

addition, we formed COVAXX, and commenced our COVAXX business, on March 23, 2020.
As a result,

the historical financial information

between March 23, 2020

and March 2,

2021 described in

this Annual Report refers

to
the combined historical financial

information of UNS

and COVAXX

and the historical financial

information prior to March

23, 2020
described in this Annual Report refers only to the historical financial information of UNS. Our operations for the year ended December
31, 2021 reflects the

operations of UNS and

COVAXX businesses on a consolidated basis for the period

from January 1, 2021

to March
1, 2021

and of

Vaxxinity

and its

subsidiaries for

the remainder

of that

twelve-month period.

Our business

operations for

year ended
December 31, 2020 reflects the operations of our UNS business from

January 1, 2020 to March 22, 2020 and our UNS and

COVAXX
businesses on a consolidated

basis for the remainder

of that twelve-month period.

See Note 1 to

our consolidated financial statements
included elsewhere in this Form 10-K filing.

Consolidated Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our consolidated results of operations for the years ended December 31, 2021 and 2020, together with the dollar change in those items from year to year (in thousands):

Yea

rs Ended December 31,
Change
2021 2020 $ %
Revenue $ 66 $ 557 (491) (88)%
Costs of revenue 1,937 52 1,885 3624%
Gross (loss) profit (1,871) 505 2,376 470%
Operating expenses:
Research and development 71,379 20,570 50,809 247%
General and administrative 51,825 12,217 39,608 324%
Total operating expenses 123,204 32,787 (90,417) (276)%
Loss from operations (125,075) (32,282) (92,793) 287%
Other (income) expense:
Interest expense 840 1,182 (342) (29)%
Interest income (9) (1) (8) 838%
Change in fair value of convertible notes 2,667 5,761 (3,094) (54)%
Change in fair value of simple agreements for future equity 8,365 615 7,750 1260%
Change in fair value of warrant liability 214 41 173 422%
Loss on foreign currency translation, net 23 77 (54) (70)%
Other (income) expense, net 12,100 7,675 (4,425) (58)%
Net loss $ (137,175) $ (39,957) (97,218) 243%
Revenue

Total

revenue

was

$0.1

million

and

$0.6

million

for

the

years

ended

December

31,

2021

and

2020,

respectively.

All

revenue

and
comparable decreases were due to sales of our ELISA tests. We are not actively pursuing commercialization of our ELISA tests at this time.
Gross Margin
The gross margin for

the year ended December

31, 2021 was negative

however the sales

volume was de minimis.

During the year ended
December 31,

2021, we

wrote off

,

to cost

of revenue,

$1.9 million

in expired

ELISA tests

that had

no commercial

value, driving

a
significant change in gross profit percentage.
Research and Development Expenses
Research

and

development

expenses

were

$71.4

million

and

$20.6

million

for

the

years

ended

December

31,

2021

and

2020,
respectively.

The

$50.8

million

increase

was

primarily

due

to

an

increase

of

$42.6

million

in

costs

related

to

UB-612,

primarily
consisting of materials

and manufacturing costs

and CRO costs associated

with our ongoing clinical

trial in Taiwan, which program

was
only

in

early

development

in

the

corresponding

2020

period.

The

remaining

$8.2

million

increase

was

driven

by

an

increase

in
unallocated costs of $6.2

million, resulting primarily from

increased salaries and personnel-related

costs in connection with

our UB-612
development efforts, as well as an increase in other allocated costs driven primarily by pre-clinical activities for our UB-313 program.

General and Administrative Expenses
General

and

administrative

expenses

were

$51.8

million

and

$12.2

million

for

the

years

ended

December

31,

2021

and

2020,
respectively. The $39.6 million increase was primarily due to a $28.3 million increase in stock-based compensation expense, including
$23.1 million related to performance-based grants

that vested upon the successful completion

of the Company’s

initial public offering
in November

2021.

The remaining $11.3

million increase was

due to

increased salaries and

personnel-related costs and

professional
services costs

related to

our continued

organizational growth

to support

our ramp-up

in research

and development

efforts, as

well as
increased costs for preparations for being a public company.

Interest Expense
Interest expense

was $0.8

million and

$1.2 million

for the

years ended

December 31,

2021 and

2020, respectively.

The $0.3

million
decrease was due to the exchange of Convertible Notes for Series A preferred stock in connection with the Reorganization.

Interest Income

Interest income on cash was less than $0.1 million for each of the years ended December 31, 2021 and 2020.
Change in Fair Value of Convertible Notes, SAFEs and Series A-1 Warrant

Liability
The decrease in the change in fair value

of the Convertible Notes of $3.1 million for

the year ended December 31, 2021 was primarily
related to the revaluation of the Convertible

Notes upon conversion to equity. The increase in the change in fair value of SAFEs of $7.8
million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to insight into the pricing of Vaxxinity’s

next stock issuance at a higher valuation. The increase in the change in fair value of Series A-1

Warrants of $0.2
million for the year ended

December 31, 2021 compared to

the year ended December 31, 2020

was primarily related to an

increase in
value of the Series A-1 preferred

stock. In connection with the

Reorganization, all outstanding Convertible Notes,

SAFEs and Series A-
1 Warrants were exchanged into shares

of Series A preferred

stock, which were

subsequently exchanged into

shares of Class

A common
stock upon the closing of

the IPO in November 2021

as described in Note 8

to our consolidated financial statements

included elsewhere
in this Report.
Loss on Foreign Currency Translation, Net

The net loss

of foreign currency translation

reflected a de minimis

increase in the foreign

exchange rate for the

year ended December
31, 2021 compared to the year ended December 31, 2020.

Liquidity and Capital Resources
Sources of Liquidity

We have generated limited

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

the issuance of

promissory notes (including

Convertible Notes), and

the execution of

SAFEs. In addition,

we also
generated revenue from the sale

of an option to

negotiate a license with UNS

(which option has expired) and

the sales of ELISA tests
in 2020 and 2021. During

the year ended December 31,

2021, we raised a total

of $198.8 million, which consisted

of $71.1 million in
net proceeds from the issuance of

common stock in connection with the

IPO, $122.8 million in net proceeds

from the issuance of Series
B preferred shares,

$2.0 million in

net proceeds from

the issuance of

convertible debt, and

$2.9 million in

net proceeds from

the issuance
of SAFEs. At December 31, 2021, we had $144.9 million in cash and cash equivalents, compared to $31.1 million as of December 31,
2020. The increase in cash

and cash equivalents balances

for the periods reported are

primarily due to the factors

described under “Cash
Flows” below.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

Years

Ended December 31,
2021 2020
Balance Sheet Data:
Cash and cash equivalents 144,885 31,143
Restricted cash 172 55
Total assets 166,673 50,141
Total liabilities 38,054 75,041
Total stockholders' equity (deficit) 128,619 (87,375)
Statement of Cash Flow Data:
Net cash flows used in operating activities $ (80,990) $ (33,910)
Net cash flows used in investing activities (1,318) (1,477)
Net cash flows provided by financing activities 196,167 66,109
Net increase in cash, cash equivalents and restricted cash $ 113,859 $ 30,722
Operating Activities
Net cash

used in

operating activities for

the year

ended December 31,

2021 was

$81.0 million,

primarily due

to a

$137.2 million

net
loss, offset by

a favorable $12.9

million change in

operating assets and

liabilities and total non-cash

items of $43.3

million. The cash
flow impact from changes in net

operating assets and liabilities were primarily

due to $11.4 million

in amounts due to related party as
well as $3.9

million related to

accrued expense, accounts

payable and other

liabilities.

These increases were

offset by

$4.7 million in

prepaid expenses

for UB-612

production. The

primary non-cash

adjustments to

net loss

included an

$11.2

million change

in the

fair
market value of financial instruments as well as $30.4 million of stock-based compensation and $1.1 million in depreciation.

Investing Activities
Net cash used

in investing activities

totaled $1.3 million

for the year

ended December 31,

2021. The cash

used in investing

activities
consisted primarily of the acquisition of equipment.

Financing Activities
Net cash provided by financing

activities totaled $196.2 million

for the year ended December

31, 2021. We raised capital to support our
operations through

the issuance

of Class

A Common

Stock upon

IPO, with

net proceeds

of $71.1

million, the

issuance prior

to the
Reorganization of SAFEs

and Convertible

Notes, with

net proceeds

of $2.9

million and

$2.0 million, respectively,

as well

as the issuance
of Series

B convertible preferred

stock, with net

proceeds of $122.8

million. We

also repaid $2.0

million in relation

to a

Convertible
Note, $0.1 million in relation

to a note payable with

related party, $0.3 million in repayment for

Paycheck Protection Program, and

$0.4
million in relation to a note payable entered into for the acquisition of an Airplane.
Funding Requirements
We

have generated approximately

$3.7 million in

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
As of the date of this Annual Report, we

expect our existing cash and cash equivalents

will be sufficient to fund our operating expenses
over the next 12 months. As of December 31, 2021, other than our 2025 Note, we have no material debt obligations.
We have based

our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Our future capital requirements will depend on many factors,

which include:
• the number of discovery and pre-clinical programs that we pursue and the speed with which they are advanced;
• the number, size, and nature of clinical trials that we conduct;
• the length of time it takes for regulators to review and approve any product candidates that successfully complete clinical trials;
• the timing and manner in which we manufacture our pre-clinical and clinical drug material, the terms on which we can have such manufacturing completed, and the extent to which we undertake commercialization of any drug products, if approved;
• the extent to which we establish sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates;
• the timing and extent to which we expand our operational, financial and management systems and infrastructure, and facilities;

• the timing and extent to which we increase our personnel to support operations, including necessary increases in headcount to conduct and expand our clinical trials, commercialize any approved products and support our operations as a public company; and
• the number of patent applications we must file and claims we must defend in order to maintain, expand and protect our intellectual property portfolio, and the costs of preparing, filing and prosecuting patent applications, maintaining

and
protecting our intellectual property rights.
Until such time, if ever, as we can generate positive cash flows from operations, we expect to finance our cash needs through public or private equity offerings, strategic collaborations

and debt financing. To the extent that

we raise additional capital

through the sale of our
Class A common stock, convertible securities

or other equity securities, shareholders’ ownership interest will be diluted and the

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

Contract Research and Manufacturing Organizations
We

recorded accrued expenses

of $4.5 million

and $0.3 million

in our balance

sheet for expenditures

incurred by CROs

and contract
manufacturers as of December 31, 2021 and 2020, respectively.

Tax-Related Obligations
We

have reserved

$0.6 million

of unrecognized

tax benefits

against NOLs.

Additionally,

as of

December 31, 2021,

we accrued

$0.2
million in interest and penalties related to prior year tax filings.
Off-Balance Sheet Arrangements
We did not have during the periods

presented, and do not

currently have, any off-balance

sheet arrangements, as defined

in the rules and
regulations of the SEC.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported

in our consolidated

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

we may
need to

revise our

estimates, or

take other

corrective actions,

either of

which may

also have

a material

effect on our

consolidated financial
statements. Significant estimates contained within these consolidated financial statements include, but are not limited to, the estimated
fair

value

of

our

common

stock,

convertible

notes

payable

and

SAFEs,

stock-based

compensation,

warrant

liabilities,

income

tax
valuation allowance

and the

accruals of

research and

development expenses.

We

base our

estimates on

historical experience,

known
trends and other

market-specific or other

relevant factors that

we believe to

be reasonable under

the circumstances. On

an ongoing basis,
management evaluates its estimates, as there are changes in facts and circumstances. If market and other conditions change from those
that we anticipate, our consolidated financial statements may be materially affected.
While our

significant accounting policies

are described

in more detail

in the

notes to our

consolidated financial statements

appearing
elsewhere in this

Annual Report,

we believe that

the following

critical accounting

policies and estimates

have a higher

degree of inherent
uncertainty and require our most significant judgments.
Accrued Research and Development Expenses
As part of the process

of preparing our consolidated financial

statements, we are required to

estimate accrued research and

development
expenses. As

we

advance our

programs, we

anticipate more

complex clinical

studies resulting

in greater

research and

development
expenses, which will place even greater emphasis on

the accrual. This process involves reviewing open contracts

and purchase orders,
communicating with our

applicable personnel to

identify services that

have been performed

on our behalf

and estimating the

level of
service performed and the

associated cost incurred for

the service when we

have not yet been

invoiced or otherwise notified

of actual
costs. The majority of

our service providers invoice

in arrears for services

performed, on a pre-determined

schedule or when contractual
milestones are met; however, some require advance payments. We make estimates of accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically

confirm the accuracy
of the estimates

with the service

providers and make

adjustments if necessary. Examples

of estimated accrued

research and development
expenses include fees paid to:
• vendors, including research laboratories, in connection with pre-clinical development activities;
• CROs and investigative sites in connection with pre-clinical studies and clinical trials; and
• contract manufacturers in connection with drug substance and drug product formulation of pre-clinical studies and clinical trial materials.

We

base our

expenses related to

pre-clinical studies and

clinical trials on

our estimates of

the services received

and efforts

expended
pursuant to quotes and contracts with multiple research institutions and CROs that supply, conduct and manage pre-clinical studies and clinical trials on our behalf. The financial terms of

these agreements are subject to negotiation, vary from contract to contract and may
result

in uneven

payment

flows. There

may

be

instances in

which

payments

made to

our

vendors will

exceed

the

level of

services
provided and result in

a prepayment of the

expense. Payments under some

of these contracts depend

on factors such as

the successful
enrollment of patients and the completion of

clinical trial milestones. In accruing service fees,

we estimate the time period over which
services will be performed and

the level of effort

to be expended in each period.

If the actual timing of

the performance of services or
the level

of effort

varies from

the estimate,

it adjusts

the accrual

or the

prepaid expense

accordingly.

Although we

do not

expect our
estimates to be

materially different from

amounts actually incurred,

our understanding of

the status and

timing of services

performed
relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low
in any particular period. To date, our estimated accruals have not differed materially from actual costs incurred.
Stock-Based Compensation
We measure all stock-based awards granted to

employees, directors and non-employees

based on their fair

value on the date

of the grant
and recognize the corresponding compensation

expense of those awards over

the requisite service period,

which is generally the vesting
period of the respective award. Forfeitures are accounted for as they occur.

We grant stock

options and restricted stock awards that are
subject to service vesting conditions.
We

classify stock-based

compensation expense

in our

consolidated statements

of operations

in the

same manner

in which

the award
recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
We estimate the fair value of

each stock option

grant using the Black-Scholes

option-pricing model, which

requires the use

of subjective
assumptions

that

could

materially

impact

the

estimation

of

fair

value

and

related

compensation

expense

to

be

recognized.

These
assumptions include (i) the

expected volatility of our

stock price, (ii) the

periods of time over

which recipients are expected

to hold their
options prior to exercise (expected lives), (iii) expected dividend yield on our common stock, and (iv) risk-free interest rates, which are based

on

quoted

U.S.Treasury

rates

for

securities

with

maturities

approximating

the

options’

expected

lives.

Developing

these
assumptions requires the use of judgment. Both prior to and after the IPO, we lacked company-specific historical and implied volatility information.

Therefore,

we

estimate

our

expected

stock

volatility

based

on

the

historical

volatility

of

a

publicly

traded

set

of

peer
companies. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify
as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award.
The expected dividend

yield is zero

as we have

never paid dividends

and do not

currently anticipate paying

any in the

foreseeable future.
Determination of the Fair Value

of Common Stock
Before there was a public market for our common stock, the estimated fair value of common stock was determined by its most recently available third-party

valuations of

common stock.

These third-

party valuations

were performed

in accordance

with the

guidance outlined
in the

American Institute

of Certified

Public Accountants’

Accounting and

Valuation

Guide, Valuation

of Privately-Held-Company
Equity Securities Issued as Compensation. Our common stock valuations were prepared using an option pricing method (“OPM”).

The
OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock

has

value

only

if

the

funds

available

for

distribution

to

stockholders

exceeded

the

value

of

the

preferred

stock

liquidation
preferences at the time

of the liquidity event,

such as a strategic

sale or a merger.

A discount for lack

of marketability of the

common
stock is then applied to arrive at an indication of value for the common stock.

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective
factors to determine the fair value of our common stock as of each grant date, including:
• the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
• the progress of our research and development programs, including the status and results of pre-clinical studies and clinical trials for our product candidates;
• our stage of development and commercialization and our business strategy;
• external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
• our financial position, including cash on hand, and our historical and forecasted performance and results of operations;

• the lack of an active public market for our common stock and our preferred stock;
• the likelihood of achieving a liquidity event, such as an initial public offering or our sale in light of prevailing market conditions; and
• the analysis of initial public offerings and the market performance of similar companies in the biopharmaceutical industry.
The assumptions

underlying these

valuations represented management’s

best estimate,

which involved

inherent uncertainties

and the
application of management’s judgment. As a result,

if we had used significantly

different assumptions or estimates, the fair

value of our
common stock and our stock-based compensation expense could have been materially different.
Once a public trading market for

our common stock has been established

for a sufficient period of

time, it will no longer be

necessary
to estimate the

fair value of

our common stock

in connection with

its accounting for

granted stock options

and other such

awards we
may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.
Awards Granted
The following table sets forth information on stock options awarded to employees since January 1, 2019:
Grant Date
Number of
shares subject
to award
Per share
exercise price
of options
Per share fair value
of common stock on
grant date
Per share estimated
fair value of award
on grant date
December 30, 2019 1,139,717 $0.57 $0.64 $0.40
August 22, 2020 1,984,553 $1.21 $1.65 $0.75
August 24, 2020 521,406 $1.21 $1.65 $0.75
September 2, 2020 160,161 $0.57 $1.43 $1.18
January 26, 2021 9,043,916 $4.12 $4.12 $2.26
February 11, 2021 1,404,291 $4.01 $4.01 $2.53
June 16, 2021 690,266 $4.81 $4.81 $3.59
July 16, 2021 282,776 $4.81 $4.81 $3.63
July 28, 2021 562,605 $10.07 $10.07 $7.47
November 11, 2021 1,499,085 $13.00 $13.00 $9.77
Simple Agreement for Future Equity
During the years

ended December 31, 2021

and 2020, we entered

into SAFEs. The SAFEs

were not mandatorily redeemable,

nor did
they

require

us

to

repurchase

a

fixed

number

of

shares.

We

determined

that

the

SAFEs

contained

a

liquidity

event

provision

that
embodied an obligation indexed to the fair value of the equity shares and could require us to settle the SAFE obligation by transferring assets or cash. Our SAFEs represented a recurring measurement that is classified within Level 3, disclosed and defined in Note 3 to our
consolidated financial

statements included

elsewhere in

this Report,

of the

fair value

hierarchy wherein

fair value

is estimated

using
significant unobservable inputs, including

an estimate of the

number of months

to a liquidity

event, volatility rates and

the estimation
of the most likely conversion feature for converting the SAFE.
The fair value of the SAFEs on the date of issuance was determined to equal the proceeds we received. The value of the SAFEs on the
date of conversion into

Series A preferred stock

was determined to be

equal to the fair

value of the

Series A preferred stock

issued in
connection with the Reorganization.
Convertible Notes
Beginning in 2018, we

issued Convertible Notes

that bore simple interest

at annual rates ranging

from 4.8% to 6%.

All unpaid principal,
together with the

accrued interest thereon,

for the

Convertible Notes were

payable upon the

event of default

or upon maturity,

which
ranged from one to three

years. The Convertible Notes contained

a number of provisions addressing

automatic and optional conversion,
events

of

default

and

prepayment

provisions.

We

determined

that

a

portion

of

the

Convertible

Notes

contained

a

liquidity

event
provision, requiring them to be

measured and accounted for at

fair value at each reporting

date. We

determined the Convertible Notes
requiring a measurement to fair value represented a recurring measurement that was classified within Level 3, disclosed and defined in
Note 3 to our consolidated financial statements included elsewhere in this Annual Report, of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs.

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

are entitled to reimbursement
under the TCDC grant.

At each reporting

date, we assess

the status of

all of the

activities involved in completing

the clinical study

in
relation to

the milestones.

We

account for

the amounts

that have

been received

from the

TCDC to

reimburse costs

incurred on

the
clinical study and

not expected

to be

refunded back to

the TCDC as

contra research and

development expenses in

the accompanying
consolidated statement of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We

are exposed to

market risk in

the ordinary course

of our business.

These risks primarily

relate to foreign

currency and changes

in
interest rates.

Foreign Currency Exchange Risk

We

have

limited

exposure

to

foreign

currency

exchange risk

as

most

of

our

operating

activities are

primarily

denominated

in

U.S.
dollars. We believe actual

foreign exchange

gains and

losses did

not have

a significant

impact on

our results

of operations

for any periods
presented herein. The results of the

analysis based on our financial position

as of December 31, 2021, indicated that

a hypothetical 10%
increase or decrease in applicable foreign currency exchange rates would not have a material effect on our financial results.
Interest Rate Risk

We

are exposed to market risk

related to changes in

interest rates. As of December 31,

2020 and 2021, our

cash equivalents consisted
of

interest-bearing

checking

accounts

and

money

market

accounts.

We

issued

Convertible

Notes,

which

Convertible

Notes

were
exchanged for Series A preferred stock

in connection with the Reorganization. The Convertible

Notes bore simple interest at the annual
rates ranging from 4.8% to

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

as of December 31, 2021,

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

Item 8. Financial Statements and Supplementary Data
VAXXINITY,

INC.
INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

(PCAOB ID:
32
) 106
Consolidated Balance Sheets
107
Consolidated Statements of Operations
108
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
109
Consolidated Statements of Cash Flows
111
Notes to Consolidated Financial Statements
113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Vaxxinity,

Inc. Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vaxxinity,

Inc. and Subsidiaries (collectively the “Company”) as of
December 31, 2021

and 2020,

and the

related consolidated

statements of

operations, convertible

preferred stock

and stockholders’

equity
(deficit),

and

cash flows

for each

of

the years

in

the two-year

period ended

December 31, 2021,

and the

related notes

(collectively
referred to as the “consolidated financial statements”).
In our

opinion, the

consolidated financial

statements present

fairly,

in all

material respects,

the consolidated

financial position

of the
Company as of December 31, 2021 and 2020, and the

results of their operations and cash flows for each

of the two years in the period
ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
The Company’s

management is responsible for

these consolidated financial statements. Our

responsibility is to express

an opinion on
the

Company’s

consolidated

financial

statements

based

on

our

audits.

We

are

a

public

accounting

firm

registered

with

the

Public
Company Accounting Oversight Board

(United States) (the “PCAOB”)

and are required to

be independent with respect

to the Company
in accordance with the U.S. federal securities

laws and the applicable rules and

regulations of the Securities and Exchange

Commission
and the PCAOB.
We

conducted our audits in accordance with

the standards of the PCAOB.

Those standards require that we plan

and perform the audit
to obtain

reasonable assurance about

whether the

consolidated financial statements

are free

of material

misstatement, whether due

to
error or

fraud. The

Company is

not required

to have,

nor were

we engaged

to perform,

an audit

of its

internal control

over financial
reporting. As part

of our

audits we are

required to obtain

an understanding of

internal control over

financial reporting but

not for

the
purpose

of

expressing an

opinion

on

the

effectiveness

of

the

Company’s

internal

control

over

financial

reporting.

Accordingly,

we
express no such opinion.
Our audits included

performing procedures to

assess the risks

of material misstatement

of the consolidated

financial statements, whether
due

to

error

or

fraud,

and

performing

procedures

that

respond

to

those

risks.

Such

procedures

included

examining, on

a

test

basis,
evidence

regarding

the

amounts

and

disclosures

in

the

consolidated

financial

statements.

Our

audits

also

included

evaluating

the
accounting

principles

used

and

significant

estimates

made

by

management,

as

well

as

evaluating

the

overall

presentation

of

the
consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s

auditor since 2018.
/s/
Armanino LLP
San Ramon, California
March 24, 2022

VAXXINITY,

INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
December 31,
2021 2020
Assets
Current assets:
Cash and cash equivalents $
144,885
$
31,143
Accounts receivable
—
26
Amounts due from related parties
393
361
Prepaid expenses and other current assets
8,851
4,144
Total current assets
154,129
35,674
Deferred offering costs
—
2,254
Property and equipment, net
12,173
12,158
Long-term prepaid fixed assets 199 —
Restricted cash
172
55
Total assets $
166,673
$
50,141
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable $
3,192
$
1,017
Amounts due to related parties
19,407
8,004
Accrued expenses and other current liabilities
4,519
2,744
Notes payable
376
619
Notes payable with related parties
—
2,294
Convertible notes payable
—
10,356
Convertible notes with related parties, net of discount
—
14,324
Total current liabilities
27,494
39,358
Other liabilities
Simple agreement for future equity
—
24,335
Notes payable, net of current portion
10,323
10,699
Warrant liability
—
400
Other long-term liabilities
237
249
Total liabilities
38,054
75,041
Commitments and contingencies (Note 16)
Preferred stock: $
0.0001

par value,
50,000,000

and
57,298,376

shares authorized at December 31, 2021 and 2020,
respectively
—
—
Convertible preferred stock:
Series seed stock, 0 and
7,831,528

shares designated, issued and outstanding at December 31, 2021 and 2020;
liquidation preference $0 and $
10,452

at December 31, 2021 and 2020, respectively
—
10,383
Series seed-1 stock,
0

and
23,021,458

shares designated, and
0

and
22,876,457

shares issued and outstanding at
December 31, 2021 and 2020, respectively; liquidation preference $0 and $
20,964

at December 31, 2021 and 2020,
respectively
—
20,903
Series seed-2 stock, 0 and
14,615,399

shares designated, issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference $0 and $
11,360

at December 31, 2021 and 2020, respectively
—
11,315
Series A-1 stock, 0 and
5,522,300

shares designated, and 0 and
1,871,511

shares issued and outstanding at December
31, 2021 and 2020, respectively; liquidation preference $0 and $
5,210

at December 31, 2021 and 2020, respectively
—
4,640
Series A-2 stock, 0 and
6,307,690

shares designated, issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference $0 and $
14,660

at December 31, 2021 and 2020, respectively
—
15,234
Series A stock, 0 shares designated, issued and outstanding at December 31, 2021 and 2020; liquidation preference $0
at December 31, 2021 and 2020
—
—
Series B stock, 0 shares designated, issued and outstanding at December 31, 2021 and 2020; liquidation preference $0
at December 31, 2021 and 2020
—
—
Total convertible preferred stock
—
62,475
Stockholders’ equity (deficit):
Class A common stock, $
0.0001

par value;
1,000,000,000

and
129,916,912

shares authorized,
111,518,094

and
60,360,523
shares issued and outstanding at December 31, 2021 and 2020, respectively
278
272
Class B common stock, $
0.0001

par value;
100,000,000

and
10,999,149

shares authorized,
13,874,132

and
10,999,149
shares issued and outstanding at December 31, 2021 and 2020, respectively
—
—
Class A treasury stock, par value of $ 0.0001 ; 0 0

and

shares at December 31, 2021 and 2020, respectively
—
(23)
Additional paid-in capital
357,822
4,682
Accumulated deficit
(229,481)
(92,306)
Total stockholders’ equity (deficit)
128,619
(87,375)
Total liabilities, convertible preferred stock, and

stockholders’ equity (deficit)
$
166,673
$
50,141
The accompanying notes are an integral part of the consolidated financial statements.

VAXXINITY,

INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(in thousands, except share and per share amounts)
Years

Ended December 31,
2021 2020
Revenue $
66
$
557
Cost of revenue
1,937
52
Gross (loss) profit
(1,871)
505
Operating expenses:
Research and development
71,379
20,570
General and administrative
51,825
12,217
Total operating expenses
123,204
32,787
Loss from operations
(125,075)
(32,282)
Other (income) expense:
Interest expense
840
1,182
Interest income (9) (1)
Change in fair value of convertible notes
2,667
5,761
Change in fair value of simple agreement for future equity
8,365
615
Change in fair value of warrant liability
214
41
Loss on foreign currency translation, net
23
77
Other (income) expense
12,100
7,675
Loss before income taxes
(137,175)
(39,957)
Provision for income taxes
—
—
Net loss $
(137,175)
$
(39,957)
Net loss per share, basic and diluted $
(1.79)
$
(0.61)
Weighted average common shares outstanding, basic and diluted
76,586,842
65,638,946
The accompanying notes are an integral part of the consolidated financial statements.

VAXXINITY,

INC.
CONSOLIDATED STATEMENTS

OF CONVERTIBLE PREFERRED STOCK
(in thousands, except share amounts)
Convertible Preferred Stock
Series Seed Series Seed-1 Series Seed-2 Series A-1 Series A-2 Series A Series B
Shares Amount Shares Amount Shares Amount Shares Amount Shares Amount Shares Amount Shares Amount Total
Balance at December 31, 2019
7,831,528
$
10,383
8,017,771
$
16,436
—
$
—
—
$
—
—
$
—
— $ — — $ — $
26,819
Issuance of Series Seed-1 preferred stock, net of issuance costs of $18 — —
14,858,686
4,467
— — — — — — — — — —
4,467
Issuance of Series Seed-2 preferred stock, net of issuance costs of $45 — — — —
14,152,237
10,955
— — — — — — — —
10,955
Conversion of Simple Agreement for Future Equity to Series
Seed-2 preferred stock — — — —
463,162
360
— — — — — — — —
360
Issuance of Series A-1 preferred stock, net of issuance costs of
$585 — — — — — —
1,799,649
4,426
— — — — — —
4,426
Exercise of warrants for Series A-1 preferred stock — — — — — —
71,862
214
— — — — — —
214
Conversion of Simple Agreement for Future Equity to Series
A-2 preferred stock, net of issuance costs of $41 — — — — — — — —
6,307,690
15,234
— — — —
15,234
Balance at December 31, 2020
7,831,528
$
10,383
22,876,457
$
20,903
14,615,399
$
11,315
1,871,511
$
4,640
6,307,690
$
15,234
—
$
—
—
$
—
$
62,475
Exchange of Series Seed, Series Seed-1, Series Seed-2, Series
A-1 and Series A-2 for Series A
(7,831,528)
(10,383)
(22,876,457)
(20,903)
(14,615,399)
(11,315)
(1,871,511)
(4,640)
(6,307,690)
(15,234)
53,502,585
62,475
— — —
Conversion of convertible notes to Series A preferred stock, net of debt issuance costs — — — — — — — — — —
3,624,114
27,545
— —
27,545
Conversion of notes payable with related parties to Series A convertible preferred — — — — — — — — — —
423,230
2,205
— —
2,205
Conversion of Simple Agreement for Future Equity to Series A
convertible preferred — — — — — — — — — —
4,539,060
35,600
— —
35,600
Conversion of warrant liability

to Series A convertible
preferred — — — — — — — — — —
134,106
614
— —
614
Issuance of Series B convertible preferred stock, net of
issuance costs of $133 — — — — — — — — — — — —
15,365,574
122,791
122,791
Conversion of Series A and Series B to Class A common stock
concurrently with initial public offering — — — — — — — — — —
(62,223,095)
(128,439)
(15,365,574)
(122,791)
(251,230)
Balance at December 31, 2021
—
$
—
—
$
—
—
$
—
—
$
—
—
$
—
—
$
—
—
$
—
$
—
The accompanying notes are an integral part of the consolidated financial statements.

VAXXINITY,

INC.
CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
Stockholders’ Deficit
Common Stock Common Stock-Class A Common Stock-Class B Treasury Stock
Shares Amount Shares Amount Shares Amount Shares Amount
Additional Paid-
in Capital
Accumulated
Deficit
Stockholders’
Equity (Deficit)
Balance at December 31, 2019
37,953,692
$
270
—
$
—
—
$ —
(3,169,093)
$
(23)
$
3,590
$
(52,349)
$
(48,512)
Issuance of common stock upon exercise of stock options
283,290
1
— — — — — —
78
—
79
Vesting of restricted stock
121,282
1
— — — — — — — —
1
Issuance of common stock
33,001,408
— — — — — — — — — —
Stock-based compensation expense — — — — — — — —
1,014
—
1,014
Reclassification of common stock to Class A common stock
(60,360,523)
(272)
60,360,523
272
— — — — — — —
Reclassification of common stock to Class B common stock
(10,999,149)
— — —
10,999,149
— — — — — —
Net loss — — — — — — — — —
(39,957)
(39,957)
Balance at December 31, 2020 — $
—
60,360,523
$
272
10,999,149
$ —
(3,169,093)
$
(23)
$
4,682
$
(92,306)
$
(87,375)
Issuance of common stock upon exercise of stock options — — 186,202 — — — — —
170
—
170
Vesting of restricted stock — —
15,405
— — — — — — — —
Reclassification of Class A common stock to Class B common stock — —
(2,874,983)
—
2,874,983
— — — — — —
Issuance of common stock upon stock grant — —
485,836
— — — — —
103
—
103
Retirement of treasury stock upon reorganization — —
(3,169,093)
— — —
3,169,093
23
(23)
— —
Proceeds from initial public offering, net of offering expenses of $13,913 — —
6,537,711
1
— — — — 71,076 — 71,077
Exercise of warrants concurrently with initial public offering — —
112,373
— — — — —
177
—
177
Conversion of Series A and Series B to Class A common stock concurrently with initial public offering — —
49,864,120
5
— — — —
251,225
—
251,230
Stock-based compensation expense — — — — — — — —
30,412
—
30,412
Net loss — — — — — — — — —
(137,175)
(137,175)
Balance at December 31, 2021 — $ —
111,518,094
$
278
13,874,132
$ —
—
$
—
$
357,822
$
(229,481)
$
128,619
The accompanying notes are an integral part of the consolidated financial statements.

VAXXINITY,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in thousands)
Years Ended December

31,
2021 2020
Cash flows from operating activities:
Net loss $
(137,175)
$
(39,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense
1,102
717
Amortization of debt issuance costs
261
108
Stock-based compensation expense
30,412
1,014
Non-cash consulting expense
280
—
Non-cash interest expense
—
582
Change in fair value of convertible notes
2,667
5,761
Change in fair value of warrant liability
214
41
Change in fair value of simple agreement for future equity
8,365
615
Changes in operating assets and liabilities:
Accounts receivable
26
(26)
Amounts due from related parties
(31)
(1,743)
Prepaid expenses and other current assets
(4,704)
(3,488)
Deferred offering costs
2,254
(2,254)
Accounts payable
2,174
(267)
Amounts due to related parties
11,402
4,608
Accrued expenses and other current liabilities
1,775
285
Other long-term liabilities
(12)
94
Net cash used in operating activities
(80,990)
(33,910)
Cash flows from investing activities:
Purchase of property and equipment
(1,318)
(1,477)
Net cash used in investing activities
(1,318)
(1,477)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses of $13,913
71,077
—
Proceeds from issuance of convertible notes payable
2,000
12,040
Repayment of convertible notes payable
(2,000)
(5,500)
Repayment of notes payable
(414)
(202)
Repayment of note payable with related party
(100)
—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs
122,791
—
Proceeds from issuance of simple agreement for future equity
2,900
39,355
Proceeds from issuance of Series Seed-1 convertible preferred stock, net of issuance costs
—
4,467
Proceeds from issuance of Series Seed-2 convertible preferred stock, net of issuance costs
—
10,955
Proceeds from issuance of Series A-1 convertible preferred stock, net of issuance costs
—
4,999
Payment for Series A-2 convertible preferred stock issuance costs
—
(41)
Debt issuance costs for related party convertible notes
—
(300)
Repayment of Paycheck Protection Program (257) —
Proceeds from Paycheck Protection Program
—
257
Proceeds from exercise of stock options
170
79
Net cash provided by financing activities
196,167
66,109
Increase in cash, cash equivalents, and restricted cash
113,859
30,722
Cash, cash equivalents, and restricted cash at beginning of period
31,198
476
Cash, cash equivalents, and restricted cash at end of period $
145,057
$
31,198
Supplemental Disclosure
Cash paid for interest $
581
$
425
Noncash Financing Activities
Conversion of Series A and Series B to Class A common stock concurrently with initial public offering $
251,230
$
—
Exchange of Series Seed, Series Seed-1, Series Seed-2, Series A-1 and Series A-2 for Series A $
62,475
$
—
Conversion of simple agreement for future equity into Series A preferred stock $
35,600
$
—
Conversion of convertible notes payable into Series A preferred stock $
27,545
$
—
Conversion of notes payable with related parties into Series A preferred stock $
2,205
$
—
Conversion of warrant liability into Series A preferred stock $
614
$
—
Cashless exercise of warrant into Class A common stock concurrently with initial public offering $
177
—
Retirement of treasury stock upon reorganization $
23
$
—
Conversion of simple agreement for future equity into Series A-2 preferred stock $
—
$
15,275
Acquisition of airplane through issuance of note payable $
—
$
11,500
Fair value of warrants issued in connection with preferred stock issuance $
—
$
573
Conversion of simple agreement for future equity into Series Seed-2 preferred stock $
—
$
360
Warrant liability reclassified to Series A-1

preferred stock upon warrant exercise
$
—
$
214
Fair value of restricted stock vesting during the period $
—
$
1

The accompanying notes are an integral part of the consolidated financial statements.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

113
1. Nature of the Business
Vaxxinity,

Inc.,

a

Delaware corporation

(“Vaxxinity

,”

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

C19 Corp.
(“COVAXX”).

On February 2, 2021, Vaxxinity

was incorporated for the purpose of reorganizing

and combining UNS and COVAXX
and on March 2, 2021, did so by acquiring all of the outstanding equity interests of UNS and COVAXX pursuant to a contribution and
exchange

agreement

(the

“Contribution

and

Exchange

Agreement”)

whereby

the

existing

equity

holders

of

UNS

and

COVAXX
contributed their equity interests in each of UNS and COVAXX in exchange for equity in Vaxxinity

(the “Reorganization”).
The Company is a

biotechnology company currently focused

on developing product candidates

for human use in

the fields of neurology
and coronaviruses utilizing

its “Vaxxine Platform”—a peptide vaccine

technology first developed

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
The Company is

subject to risks

and uncertainties common

to early-stage companies

in the biotechnology

industry including, but

not
limited

to,

uncertainty

of

product

development

and

commercialization,

lack

of

marketing

and

sales

history,

development

by

its
competitors of

new technological

innovations, dependence

on key

personnel, market

acceptance of

products, product

liability, protection
of proprietary technology,

ability to raise additional financing, and compliance

with government regulations. If the Company does

not
successfully commercialize any

of its product

candidates, it will

be unable to

generate recurring product

revenue or achieve

profitability.
The

Company’s

product

candidates

are

in

development

and

will

require

significant

additional

research

and

development

efforts,
including extensive pre-clinical

and clinical testing and

regulatory approval prior to

commercialization. These efforts require

significant
amounts of additional capital,

adequate personnel and infrastructure

and extensive compliance-reporting capabilities.

There can be

no
assurance that

the Company’s

research and

development will

be successfully

completed, that

adequate protection for

the Company’s
intellectual property

will be

obtained, that

any products

developed will

obtain necessary

government regulatory

approval or

that any
approved products will

be commercially viable.

Even if the

Company’s product development efforts are

successful, it is

uncertain when,
if ever, the Company will generate significant revenue

from product sales. The Company

operates in an environment of rapid

change in
technology and is dependent upon the services of its employees and consultants.
Contribution and Exchange Agreement
On March

2, 2021,

in accordance

with the

Contribution and

Exchange Agreement,

(i) all

outstanding shares

of UNS

and COVAXX
preferred stock

and common

stock were

contributed to

Vaxxinity and exchanged for

like shares

of stock

in Vaxxinity, (ii) the outstanding
options to purchase

shares of UNS

and COVAXX

common stock were

terminated and substituted

with options to

purchase shares of
common stock in Vaxxinity,

(iii) the outstanding warrant to purchase shares

of COVAXX common stock was cancelled and exchanged
for a warrant to acquire common stock in

Vaxxinity and (iv) each outstanding Reorganization Convertible Note (as defined below) was contributed to Vaxxinity and the holders of such notes received Series A preferred stock in Vaxxinity.

In particular:
• Each UNS common share and convertible preferred share was exchanged for 0.2191 shares of Vaxxinity common stock or
Series A preferred stock, as applicable;
•
Each share of COVAXX

common and convertible preferred stock was exchanged for
3.4233

shares of Vaxxinity common
stock or Series A preferred stock, as applicable (and prior to the closing of the Reorganization, all the holders of outstanding
COVAXX

SAFEs agreed to convert such SAFEs into shares of Series A-3 preferred stock of COVAXX, which shares were then exchanged for shares of Vaxxinity’s

Series A preferred stock);
• The Reorganization Convertible Notes were exchanged for an aggregate of
4,047,344

shares of Vaxxinity’s

Series A
preferred stock; and
•
Each outstanding option of both UNS and COVAXX to purchase common shares of UNS or COVAXX was terminated and
substituted with an option to purchase shares of Class A common stock of Vaxxinity.

Each outstanding UNS option was
exchanged based on a conversion ratio of
0.2191
. Each outstanding COVAXX

option was exchanged based on a conversion
ratio of
3.4233
.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

114
All parties

to the

Contribution and

Exchange Agreement

intend that

the contribution

of outstanding

equity interests

to Vaxxinity

in
exchange for

Vaxxinity’s

common stock

and preferred

stock will

be treated

as an

integrated transaction

for U.S.

federal income

tax
purposes that is governed by Section 351(a) of the Internal Revenue Code of 1986, as amended.
The Reorganization was

determined to be

a common control

transaction, so the

carrying values of

all contributed assets

and assumed
liabilities

remained

unchanged

and

the

financial

information

for

all

periods

in

the

financial

statements

presented

prior

to

the
Reorganization are presented on a consolidated basis.
Reverse Stock Split

On October 29, 2021,

the Company effectuated

a reverse stock split

of 1-for-
1.556

(the “Stock Split”) of

the Company’s

Class A and
Class B common stock

pursuant to an amendment

to the Company’s

Amended and Restated Certificate

of Incorporation approved by
the Company’s

board of directors

and stockholders. As a

result of the

Stock Split, the

Company also adjusted

the share and

per share
amounts

associated

with

its

options

and

warrants

to

purchase

shares

of

its

common

stock.

These

consolidated

financial

statements
including the notes have been retroactively adjusted

to reflect the Stock Split for all

periods presented. Any fractional shares that

would
have resulted from the Stock Split have been rounded down to the nearest whole share.

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

Company’s redeemable convertible preferred stock were
automatically converted at the same ratio used for the Stock Split (1-for-
1.556
) into shares of its Class A common stock.
Liquidity
As of December 31, 2021, the Company

had $144.9 million of cash and cash

equivalents. To date, the Company has primarily financed
its operations

through the

sale of

convertible preferred

stock and

common stock

and borrowings

under promissory

notes (including
Convertible Notes), a portion

of which has been

raised from related party

entities. The Company has

experienced significant negative
cash flows from operations since

inception, and incurred a net

loss of $137.2 million for

the year ended December 31, 2021.

Net cash
used in

operating activities

for the

year ended

December 31,

2021 was

$81.0 million.

In addition,

as of

December 31, 2021,

the Company
has an accumulated deficit of $229.5 million. The Company expects to incur substantial operating losses and negative cash flows from operations for

the foreseeable

future. As

of the

date these

financial statements

were available

to be

issued, the

Company expects

its
existing cash and

cash equivalents to

be sufficient to

fund its operating

expenses and capital

expenditure requirements for

at least the
next 12 months.
The Company will need to obtain additional funding beyond the period that is 12 months from the date these financial statements were available to be issued

whether through collaboration

agreements, private or

public equity or debt

offerings or a combination

thereof, and
such

additional funding

may not

be

available on

terms the

Company finds

acceptable or

at

all. If

the

Company is

unable

to obtain
sufficient capital

to continue

to advance

its programs,

the Company

would be

forced to

delay,

limit, reduce

or terminate

its product
development

or

future

commercialization

efforts

or

grant

rights

to

third

parties

to

develop

and

market

product

candidates

that

the
Company would otherwise prefer to develop and market itself.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization
of

assets and

satisfaction of

liabilities in

the

ordinary

course of

business.

The

consolidated financial

statements

do

not

include

any
adjustments relating to the

recoverability and classification

of recorded asset amounts

or the amounts and

classification of liabilities

that
might result from the outcome of the uncertainties described above.
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
its operations and

the operations of

its customers, suppliers,

vendors and business

partners. The Company

does not yet

know the

full

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

115
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

and it is not
aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements have

been prepared using generally accepted

accounting principles in the United
States of America (GAAP)

and pursuant to the

rules and regulations of

the United States Securities

and Exchange Commission (“SEC”)
for financial reporting. The consolidated

financial statements for the periods

presented include the accounts of

UNS and COVAXX that
were parties to the Contribution and Exchange Agreement. All share and per share amounts, as originally recorded by each entity, have
been converted

to a

number of

shares and

per share

amounts using

the conversion

ratios determined

under the

Contribution and

Exchange
Agreement and the Stock Split ratio.

Foreign currency translation
The

Company’s

consolidated

financial

statements

are

prepared

in

U.S.

dollars.

Its

foreign

subsidiaries

use

the

U.S.

dollar

as

their
functional currency

and maintain

their records

in the

local currency.

Nonmonetary assets

and liabilities

are re-measured

at historical
rates and monetary assets and liabilities are

re-measured at exchange rates in effect at the end

of the reporting period. Income statement
accounts are

re-measured at

average exchange

rates for

the reporting

period. The

resulting gains

or losses

are included

in foreign

currency
(losses) gains in the consolidated statements of operations.
Segment information
Operating segments are

defined as components

of an

entity for which

separate financial information

is available and

that is

regularly
reviewed by

the Chief

Operating Decision

Maker (“CODM”)

in deciding

how to

allocate resources

to an

individual segment

and in
assessing performance. The Company’s

CODM is its Chief Executive Officer

(“CEO”). The Company has determined that

it operates
as a single operating segment and has one reportable segment.
Use of estimates
The preparation of consolidated

financial statements in accordance

with GAAP requires the Company’s management to

make estimates
and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates contained
within these consolidated financial statements include, but are not limited to, the estimated fair value of the Company’s common stock
and convertible notes payable, simple agreements for future equity, warrant liabilities, stock-based compensation, income tax valuation allowance and the

accruals of research

and development expenses.

The Company bases

its estimates on

historical experience, known
trends and other market-specific

or other relevant factors that

it believes to be reasonable

under the circumstances. On

an ongoing basis,
management evaluates

its estimates,

as there

are changes

in facts

and circumstances.

Actual results

may differ

materially from

those
estimates or assumptions.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be

cash equivalents,

including balances

held

in

the Company’s

money market

accounts. The

Company

maintains its

cash

and

cash
equivalents with financial institutions, in

which balances from time to

time may exceed the U.S.

federally insured limits. The

objectives
of the Company’s cash management policy

are to safeguard and preserve funds to maintain liquidity sufficient to meet the Company’s
cash flow requirements, and to attain a market rate of return.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

116
Restricted cash
As

of

December

31,

2021

and

2020

a

deposit

of

$0.2

million

and

$0.1

million,

respectively,

was

restricted

from

withdrawal.

The
restriction

relates

to

securing

credit

card

obligations.

This

balance

is

included

in

restricted

cash

on

the

accompanying consolidated
balance sheets.
The Company’s consolidated statement

of cash flows

for the year

ended December 31,

2021 and 2020

included restricted cash

with cash
and

cash

equivalents

when

reconciling

the

beginning-of-period

and

end-of-period

total

amounts

shown

on

such

statements.

A
reconciliation of cash, cash

equivalents and restricted cash

reported within the consolidated

balance sheets that sum

to the total of

the
same amounts shown in the consolidated statements of cash flows is as follows (in thousands):
December 31,
2021 2020
Cash and cash equivalents $
144,885
$
31,143
Restricted cash
172
55
Total cash, cash equivalents and restricted cash $
145,057
$
31,198
Concentration of credit risk
Financial instruments

that potentially

expose the

Company to

concentrations of

credit risk

consist primarily

of cash

and cash

equivalents.
Cash equivalents are

occasionally invested in

certificates of deposit.

The Company maintains

each of its

cash balances with

high-quality
and accredited financial

institutions and

accordingly,

such funds

are not

exposed to unusual

credit risk

beyond the

normal credit

risk
associated with

commercial banking

relationships. The

Company maintains

a portion

of its

cash and

cash equivalent

balances in

the
form of a money market account with a financial institution that management believes to be creditworthy.

The Company is dependent on contract manufacturers, several of whom are considered to be related parties, for manufacturing, quality control,

testing,

validation

and

supply

services,

including

production,

including

production

and

shipment

of

its

enzyme-linked
immunosorbent assay (“ELISA”) tests, and for research

and development and clinical activities. The Company’s future revenue as well
as research and

development programs could

be adversely affected

by a significant

supply interruption by

one or more

of its contract
manufacturers.
Accounts receivable
The

Company’s

trade

accounts

receivable

consist

of

amounts

due

from

distributors.

The

Company

reserves

against

trade

accounts
receivable for estimated

losses that may

arise from a

customer’s inability to

pay,

and any amounts

determined to be

uncollectible are
written off

against the

reserve when

it is

probable that

the receivable

will not

be collected.

As of

December 31,

2021 and

2020, the
Company has not recorded any allowance for bad debts against the trade accounts receivable.
Property and equipment
Property and equipment are

stated at cost,

less accumulated depreciation. Depreciation

is computed on

the straight-line basis over

the
estimated useful life of the assets.
The estimated useful life of property and equipment is as follows:
Estimated

Useful

Life
Airplane
15 years
Facilities 15 years
Furniture and fixtures
5 years
Vehicles 5 years
Laboratory and computer equipment
3 years
Software 3 years
Upon retirement or sale, the cost of assets

disposed of and the related accumulated depreciation

are removed from the accounts and any
resulting gain or

loss is included

in gain or

loss from operations.

Expenditures for repairs

and maintenance are

charged to expense

as
incurred.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

117
Impairment of long-lived assets
Long-lived

assets,

comprised

of

property

and

equipment,

are

tested

for

recoverability

whenever

events

or

changes

in

business
circumstances indicate

that

the

carrying

amount

of

the

assets

may

not

be

fully

recoverable.

Factors

that

the

Company

considers

in
deciding

when

to

perform

an

impairment

review

include

significant

underperformance

of

the

business

in

relation

to

expectations,
significant negative industry or

economic trends and significant

changes or planned changes

in the use of

the assets. If an

impairment
review

is

performed

to

evaluate

a

long-lived

asset

for

recoverability,

the

Company

compares

forecasts

of

undiscounted

cash

flows
expected to

result from

the use

and eventual

disposition of

the long-lived

asset to

its carrying

value. An

impairment loss

would be
recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount.
The impairment loss would be

based on the excess of

the carrying value of the

impaired asset over its fair value,

determined based on
discounted cash flows. To date, the Company has not recorded any impairment losses or disposals on long-lived assets.
Deferred offering costs
The Company capitalizes certain

legal, audit, accounting and

other third-party fees that

are directly associated

with an in-process capital
financing effort

as deferred offering

costs until such

financing is consummated.

After consummation of

the financing, these

costs are
recorded

as

a reduction

of

additional paid-in

capital generated

as

a result

of

the financing.

Should

the financing

be abandoned,

the
deferred offering costs are expensed immediately as a charge to operating expenses in the statement of operations.

Fair value measurements
Certain assets and liabilities

are carried at fair value

under GAAP. Fair value is defined as the exchange

price that would be received

for
an asset or paid to transfer a liability (an

exit price) in the principal or most advantageous market for the asset or liability in an orderly
transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize

the
use of observable inputs and minimize the
use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
Level 1—Quoted prices in active markets that are identical assets or liabilities.
Level 2—Observable inputs (other than Level 1

quoted prices), such as quoted prices

in active markets for similar assets

or liabilities,
quoted prices

in markets

that are

not active

for identical

or similar

assets or

liabilities, or

other inputs

that are

observable or

can be
corroborated by observable market data.
Level 3—Unobservable inputs that are supported by

little or no market activity that

are significant to determining the fair

value of the
assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
Prior to the conversion in accordance

with the Contribution and Exchange Agreement,

the majority of the Company’s convertible notes
and all of the simple agreement

for future equity (“SAFE”) and

warrant liabilities were carried at

fair value and were classified

as Level
3 liabilities.
Convertible notes payable
The Company issued

convertible notes payable

at various times

from 2014 to

2021. The Company

accounts for the

convertible notes
payable at fair value in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The notes payable with related parties are

accounted for

as straight

debt under

ASC 470,

Debt (“ASC

470”). The

Company has

elected to

separate interest

expense
from the

full change

in fair

value of

the convertible

notes. Debt

issuance costs

incurred by

the Company

are amortized

to interest expense
over the term of the convertible notes using the effective interest method in the accompanying consolidated statements of operations.
On March 2, 2021, each convertible note that was outstanding was exchanged for shares of Series A preferred stock (see

Note 8).
Debt issuance costs
The Company records

debt issuance costs

as a reduction

to the

carrying value of

the debt. The

debt discounts are

amortized over the
term of the debt using

the effective interest method and recognized

as interest expense in the accompanying

consolidated statement of
operations.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

118
Simple Agreement for Future Equity—SAFE
The Company accounts for SAFEs at

fair value in accordance with ASC

480. The SAFEs are subject to

revaluation at the end of each
reporting period, with changes in fair value recognized in the accompanying consolidated statements of operations.
On March 2, 2021,

each SAFE that

was outstanding was converted

into shares of the

Company’s Series A preferred stock

(see Note 11).
Classification of convertible preferred stock
The Company

records all

convertible preferred

stock at

its original

issuance price,

less direct

and incremental

issuance costs,

as stipulated
by its terms. The Company’s convertible preferred stock is classified outside of stockholders’ deficit because the

holders of such shares
have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company.
All shares

of the

Company’s

Series A

and Series

B preferred

stock converted

into shares

of the

Company’s

Class A

common stock
concurrently with the closing of the initial public offering (see Note 10).
Revenue recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts With Customers (“ASC 606”). Under
ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the
consideration that

the entity

expects to be

entitled to

in exchange

for those

goods or services.

The Company applies

ASC 606 to

contracts
with customers only when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
The Company assesses the

goods or services promised

within each contract and

determines those that are

performance obligations by
evaluating

whether

each

promised

good

or

service

is

distinct.

This

assessment

involves

subjective

determinations

and

requires
management to make judgments about the individual promised goods or services, the intended benefit of the contract and whether each
good or

service is

separately identifiable

from the

other aspects

of the

contractual relationship.

If a

promised good

or service

is not
distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods
or services that is distinct.
If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it
will be

entitled in

exchange for

transferring the

promised goods

or services

to a

customer.

The Company

determines the

amount of
variable consideration by using the most likely amount method and applies the constraint on variable consideration, which requires the amount included in the

transaction price to be

constrained to the amount

for which it is

probable that a significant

reversal of cumulative
revenue recognized

will not

occur.

At the

end of

each subsequent

reporting period,

the Company

re-evaluates the

estimated variable
consideration included in the transaction price

and any related constraint, and if necessary, adjusts its estimate of the overall transaction
price.
The Company recognizes as revenue the

amount of the transaction price that

is allocated to the respective performance

obligation when
(or as) each performance obligation is satisfied, either at a point in time or over time, and, if over

time, recognition is based on the use
of an output or input method. In the Company’s sole revenue contract, the performance obligation was satisfied at the point in time the data and related samples were made available for the customer’s review.
For its sales of ELISA tests, the Company recognizes revenue once control is transferred upon delivery to the customer.
Taiwan Centers for Disease Control grant
United

Biomedical,

Inc.,

Asia

(“UBI-Asia”),

a

related

party

through

common

ownership

which

is

responsible

for

applying

for

and
managing

grants

on

the

Company’s

behalf,

was

awarded

a

grant

by

the

Taiwan

Centers

for

Disease

Control

(“Taiwan

CDC”)

for
COVID-19 vaccine development.

UBI-Asia contracted with

the Company to

conduct a two-phase

study of a

COVID-19 vaccine clinical
trial in Taiwan.

The grant provides that

costs incurred to complete

the two phases of

the clinical trial will

be reimbursed based on

the
achievement

of

certain

milestones

as

defined

in

the

agreement.

At

each

reporting

date,

the

Company

assesses

the

status

of

all

the
activities involved in completing the clinical trials in relation to the milestones. The Company accounts for the amounts that have been received from the

Taiwan

CDC to reimburse

costs incurred on

the clinical trials

and not

expected to be

refunded back

to the Taiwan
CDC as contra research and development expenses in the accompanying consolidated statements of operations.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

119
Research and development
Research

and

development

expenses

include

employee

related

costs,

consulting,

contract

research,

depreciation,

rent,

stock-based
compensation and other corporate costs attributable to research and development activities and are expensed as incurred.
The Company has entered into various research, development and manufacturing contracts, some of which are with related parties (see
Note 18). These

agreements are generally

cancelable by either

party,

and related payments

are recorded as

research and development
expenses as incurred.

The Company records

accruals for estimated

ongoing research costs.

When evaluating the

adequacy of the

accrued
liabilities, the Company

analyzes progress of

the studies or

trials, including the

phase or

completion of events,

invoices received and
contracted costs. The Company’s historical accrual estimates have not been materially different from the actual costs.
Patent costs
Patent-related costs

incurred in

connection with

filing and

prosecuting patent

applications are

expensed as

incurred due

to the

uncertainty
relating to the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.
Stock-based compensation
The Company measures all stock-based awards granted to employees, directors and non-employees based on the fair value on the date
of grant and recognizes compensation

expense of those awards over

the requisite service period, which

is generally the vesting period
of the respective award. Forfeitures are accounted for as they occur.
The Company classifies

stock-based compensation expense

in its

consolidated statements of

operations in the

same manner in

which
the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
Prior to

the Company's IPO

in November 2021,

there was no

public market for

the Company’s

common stock and

the estimated fair
value of its common stock was determined by its most recently available third-party valuations of common stock. There are significant judgments

and

estimates

inherent

in

the

determination

of

the

fair

value

of

the

Company’s

common

stock.

These

estimates

and
assumptions include

a number

of objective

and subjective

factors, including

external market

conditions, the

prices at

which the

Company
sold shares of preferred

securities, the superior rights

and preferences of securities senior

to the common securities at

the time of, and
the likelihood

of, achieving

a liquidity

event, such

as an

initial public

offering (“IPO”)

or sale.

Significant changes

to the

key assumptions
used in the valuations could result in different fair values of common stock at each valuation date.
The fair value of each restricted stock award is estimated on the date of grant based on the fair value

of the Company’s common stock
on that same

date. The fair

value of each

option grant is

estimated on the

date of grant

using the Black-Scholes

option pricing model
(“Black-Scholes”), which

requires inputs

based

on

certain subjective

assumptions, including

the

expected stock

price volatility,

the
expected term

of the award,

the risk-free

interest rate

and expected

dividends. The

Company, both prior

to and

after the

IPO in

November
2021, lacks sufficient company-specific

historical and implied volatility

information for its stock,

and therefore estimates its expected
stock volatility based on

the historical volatility of a

publicly traded set of

peer companies and expects

to continue to do

so until such
time as it has adequate

historical data regarding the

volatility of its own

traded stock price. The

expected term of the

Company’s options
has been determined utilizing the “simplified” method for awards that qualify as

“plain-vanilla” options. The expected term of options
granted to non-employees is equal to the

contractual term of the option award. The risk-free

interest rate is determined by reference to
the U.S. Treasury yield curve in effect at

the time of grant of

the award for time periods

approximately equal to the expected

term of the
award. Expected dividend

yield is

based on the

fact that

the Company has

never paid

cash dividends on

common stock and

does not
expect to pay any cash dividends in the foreseeable future.
Performance-based options
The Company accounts for performance-based options according to the ASC 718, Compensation – Stock Compensation ("ASC 718"),
which are subject to different accounting depending on whether they meet the definition of performance conditions, market conditions, or other conditions. The

conditions present in the

Company's grants contain

both performance and market

conditions. The effect of each
condition

is

reflected

in

the

grant-date

fair

value

and

the

performance-based

options

are

measured

considering

the

probability

of
satisfying the performance and market conditions.

The Company has used a Monte

Carlo Simulation Model to calculate the

fair value
of the

performance condition

(the completion

of the

IPO) and

market condition

(the 25%

higher value

after the

IPO condition).

The
performance condition was determined

to not be

probable at the

time of the

grant date, and

the recognition of

compensation cost was
deferred until

the IPO

was consummated

in November

2021. The

recognition of

expense for

the portion

of the

grant-date fair

value
assigned to the market condition will be recognized as expense according to the derived service period in the valuation model.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

120
Income taxes
The Company accounts for

income taxes according to

the ASC 740, Income

Taxes

(“ASC 740”) using the

asset and liability method,
which requires the

recognition of deferred

tax assets and

liabilities for the

expected future tax

consequences of events

that have been
recognized

in

the

consolidated

financial

statements

or

in

the

Company’s

tax

returns.

Deferred

taxes

are

determined

based

on

the
difference between the

financial statement and tax

basis of assets

and liabilities using

enacted tax rates in

effect in the

years in which
the differences are expected to reverse.

Changes in deferred tax assets

and liabilities are recorded in the

provision for income taxes. The
Company assesses

the likelihood

that its

deferred tax

assets will

be realized

and, to

the extent

it believes,

based upon

the weight

of
available evidence, that

it is more likely

than not that all

or a portion of

the deferred tax

assets will not

be realized, a valuation

allowance
is established through a charge to income tax

expense. In evaluating its ability to recover

its deferred tax assets, the Company considers
all available positive and negative evidence, including

projected future taxable income, prudent and feasible

tax planning strategies and
recent financial operations.
The

Company accounts

for uncertainty

in income

taxes

recognized

in

the

consolidated financial

statements by

applying a

two-step
process to determine

the amount of

tax benefit to

be recognized. First,

the tax position

must be evaluated

to determine the

likelihood
that it

will be

sustained upon

external examination

by the

taxing authorities.

If the

tax position

is deemed

more-likely-than-not to

be
sustained, the tax position is then

assessed to determine the amount of

benefit to recognize in the consolidated

financial statements. The
amount of the

benefit that may

be recognized is

the largest amount

that has a

greater than 50%

likelihood of being

realized upon ultimate
settlement. To

the extent the

Company determines that

such tax positions will

not be sustained,

the provision for

income taxes would
include the

effects of

any resulting

income tax

reserves, or

unrecognized tax

benefits, that

are considered

appropriate as

well as

the
related net interest and penalties.
Net loss per share
The Company

follows the

two-class method

when computing

net loss

per share

as the

Company has

issued shares

that meet

the definition
of participating

securities. The

two-class method

determines net

loss per

share for

each class

of common

and participating

securities
according to dividends declared or accumulated, and participation rights in undistributed earnings. The two-class method requires loss available to

common stockholders

for the

period to

be allocated

between common

and participating

securities based

upon their

respective
rights to receive dividends as if all income for the period had been distributed.
Basic net

loss per

share is

computed by

dividing the

net loss by

the weighted average

number of

common shares outstanding

for the
period. Diluted net loss is computed by

adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive
securities. Diluted net

loss per share

is computed by

dividing the diluted

net loss by

the weighted average

number of common

shares
outstanding for

the period,

including potential

dilutive common

stock. For

purpose of

this calculation,

outstanding options,

unvested
restricted stock and convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.
The Company’s

convertible preferred

stock contractually

entitles the

holders of

such shares

to participate

in dividends

but does

not
contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a

net loss,

such losses

are not

allocated to

such participating

securities. In

periods in

which the

Company reports

a net

loss,
diluted net loss per share is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive.
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

of
the JOBS

Act, which

provides that

an EGC

can take

advantage of

the extended

transition period

afforded

by the

JOBS Act

for the
implementation of new or revised accounting standards. The Company has elected to avail itself of the extended transition period

and,
therefore, as long as the Company remains

an EGC, it will not be

subject to new or revised accounting standards at

the same time that
they become applicable to other public companies that are not EGCs.

Reclassifications
We reclassified certain accrued payroll and related liabilities for employee bonuses from other long-term liabilities to accrued expenses
and other current liabilities

within the Consolidated Balance

Sheet. Prior year amounts

have been reclassified to

conform to current year
presentation. These changes have no impact on our previously reported consolidated net loss, financial position or net increase in cash, cash equivalents, and restricted cash.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

121
Recently issued accounting pronouncements

In February

2016, the

FASB

issued ASU

2016-02, “Leases

(Topic

842), and

associated ASUs

related to

Topic

842, which

requires
organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new

guidance requires that

a lessee recognize

assets and liabilities

for leases, and

recognition, presentation and

measurement
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

This adoption of

the new standard

on January 1,

2022 is not
expected to have

a material impact

to the consolidated

balance sheets, consolidated

statements of operations

and consolidated statements
of cash flow.
3. Fair Value Measurements
The Company's money

market accounts are shown

at fair value based

on unadjusted quoted

market prices in active

markets for identical
assets.
The value for the Convertible Notes, SAFE and

warrant liability balances as of December 31, 2020 are

based on significant inputs not
observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In accordance with the Contribution and Exchange

Agreement, on

March 2,

2021 the

Convertible Notes,

SAFEs and

warrants were

all converted

into Series

A preferred
stock.
The following

table presents

information about

the Company’s

financial instruments

measured at

fair value

on a

recurring basis

and
indicate the level of the fair value hierarchy used to determine such fair values (in thousands):
December 31, 2021 Level 1 Level 2 Level 3 Total
Assets:
Money market account $
139,794
$ — $ — $
139,794
Total assets $
139,794
$
—
$
—
$
139,794
December 31, 2020 Level 1 Level 2 Level 3 Total
Assets:
Money market account $ — $ — $ — $ —
Total assets $ — $ — $ — $ —
Liabilities:
Convertible notes payable $ — $ — $
10,356
$
10,356
Convertible notes with related parties — —
14,324
14,324
SAFEs — —
24,335
24,335
Warrant liability — —
400
400
Total liabilities $ — $ — $
49,415
$
49,415
During the years ended December 31, 2021 and 2020, there were no

transfers between Level 1, Level 2 and Level 3.

Convertible Notes
During the years ended December 31, 2021 and

2020, the Company issued Convertible Notes. In accordance with

ASC 480, a portion
of the Convertible Notes were required to

be measured and accounted for at fair value

at each reporting date. The Company determined
the Convertible Notes requiring a

measurement to fair value represent a

recurring measurement that is classified within

Level 3 of the
fair value hierarchy wherein fair value is estimated using significant unobservable inputs.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

122
Convertible Notes requiring a measurement to fair value are as follows (in thousands):

Convertible
Notes
Balance at December 31, 2019
$
12,121
Issuance of convertible notes
12,040
Repayments
(5,500)
Change in fair value
5,761
Issuance costs
(300)
Amortization of issuance costs
83
Accrued interest
475
Balance at December 31, 2020
24,680
Issuance of convertible notes
2,000
Repayments
(2,000)
Change in fair value
2,667
Amortization of issuance costs
217
Accrued interest

168
Interest paid
(187)
Conversion to Series A preferred stock
(27,545)
The

fair

value

of

the

Convertible

Notes

was

estimated

using

a

straight

debt

and

conversion

feature

valuation

model

consisting

of
probability assumptions on multiple conversion scenarios, discount rates and interest rates.

In accordance with the Contribution and Exchange Agreement, on March 2, 2021, the Convertible Notes were converted into Series A
preferred stock.

Simple Agreement for Future Equity—SAFE
During the years ended December 31, 2021 and 2020, the Company executed SAFE arrangements. The fair value of the SAFEs on the date of issuance

was determined to

equal the proceeds

received by the

Company.

The value of

the SAFEs on

the dates of

conversion
into preferred stock

was determined to

be equal to

the fair value

of the preferred

stock issued, or

$
35.6

million during the

year ended
December 31, 2021 and $
15.6

million during the year ended December 31, 2020.

The following table sets forth a summary of the activities of the SAFE arrangements, which represents a recurring measurement that is classified within Level 3

of the fair value hierarchy

wherein fair value is estimated

using significant unobservable inputs

(in thousands):

SAFE
Liability
Balance at December 31, 2019 $ —
Issuance of SAFEs
39,355
Change in fair value
615
Conversion to Series Seed-2 convertible preferred stock
(360)
Conversion to Series A-2 convertible preferred stock
(15,275)
Balance at December 31, 2020
24,335
Change in fair value
8,365
Issuance of SAFEs
2,900
Conversion to Series A preferred stock
(35,600)
In accordance with

the Contribution and

Exchange Agreement, on March

2, 2021, the

SAFEs were converted

into Series A

preferred
stock.

Warrants to Purchase Series A-1 Convertible Preferred Stock & Common Stock
In connection with the

2020 Series A-1 convertible

preferred stock (“Series A-1

preferred”) financing transactions, the

Company issued
fully vested

warrants to

purchase
205,970

shares of

Series A-1

preferred. The

warrants were

issued to

advisors as

consideration for

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

123
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

The warrants are exercisable on the date of issuance and have an exercise price of $
0.003

per share and a contractual term of ten years.
In December 2020, warrants were exercised for
71,862

shares of Series A-1 at $
0.003

per share, resulting in cash proceeds of less than
$
1,000
.

As

of

December

31,

2020,

warrants

to

purchase
134,106

shares

of

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
The

following table

sets

forth a

summary of

the activity

of

the warrant

liability which

represented a

recurring measurement

that

is
classified within Level 3

of the fair value hierarchy

wherein fair value is estimated

using significant unobservable inputs

(in thousands):
Warrant
Liability
Balance at December 31, 2019 $ —
Issuance of Series A-1 preferred warrants
573
Exercise of warrants
(214)
Change in fair value
41
Balance at December 31, 2020
400
Change in fair value
214
Conversion to warrants for shares of Series A preferred stock
(614)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):
December 31,
2021 2020
Deposits $
4,379
$
10
Prepaid materials and supplies
4,131
3,302
Other
341
832
$
8,851
$
4,144
The Company’s

prepaid material and supplies

related to ELISA test

production, of which $
1.0

million was paid to

a related party and
$
2.5

million related to materials to be utilized during its Phase 2 clinical trial for COVID-19 vaccine development.

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):
December 31,
2021 2020
Airplane $
11,983
$
11,983
Laboratory and computer equipment
1,831
969
Software
168
—
Vehicles
87
—
Facilities, furniture and fixtures
85
84
Total property and equipment
14,154
13,036
Less: accumulated depreciation
(1,981)
(878)
Property and equipment, net $
12,173
$
12,158

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

124
Depreciation expense for the years ended December 31, 2021 and 2020 was $1.1 million and $0.7 million, respectively.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):
December 31,
2021 2020
Accrued bonuses $
2,294
$
2,187
Accrued external research and development
1,501
296
Accrued professional fees and other
692
228
Accrued interest
32
33
$
4,519
$
2,744
7. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):
December 31,
2021 2020
Accrued tax provision
236
236
Accrued rent
1
13
$
237
$
249
As of

December 31,

2021 and

2020, approximately

$
0.2

million of

the accrued

tax provision

relates to

penalties and

interest the

Company
may be subject to paying for late filing fees related to a foreign subsidiary. The Company expects these amounts to be forgiven but has accrued for them until the statute of limitations expires and it is appropriate to write them off.

8. Convertible Notes Payable
Beginning in April 2018, the

Company issued several Convertible Notes,

some of which were issued

to related parties. The Convertible
Notes bear simple interest at annual rates

ranging from
4.8
% to
6
%. All unpaid principal, together with

the accrued interest thereon, are
payable upon an event

of default or upon

maturity, which

ranges from one to

three years. The Convertible

Notes contain a number

of
provisions addressing automatic and optional conversion, events of default, and prepayment provisions.
The Company

accounts for

the

Convertible Notes

at

fair value,

in accordance

with ASC

480, with

any changes

in fair

value being
recognized through the consolidated statements of operations.
In

accordance

with

the

Contribution

and

Exchange

Agreement,

on

March

2,

2021

each

Reorganization

Convertible

Note

that

was
outstanding was exchanged

for shares of

Series A preferred

stock, as set

forth in the

applicable Convertible Note

agreements and the
Contribution and Exchange Agreement.

During

the

years

ended

December

31,

2021

and

2020,

the

Company

recognized

interest

expense

of

$
0.2

million

and

$
0.7

million,
respectively, related to the Convertible Notes. In addition, in the years ended December 31, 2021 and 2020, the Company recognized a change

in

fair

value

of

$
2.7

million

and

$
5.7

million

in

the

accompanying

consolidated

statements

of

operations

related

to

the
Convertible Notes, respectively.

The following table shows the activity of the Convertible Notes (in thousands):

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

125
Convertible Notes
Principal Amount Payable Change in Fair Value Accrued Interest Issuance Conversion to
Standard
Related
Party
Standard
Related
Party
Standard
Related
Party
Costs Series A Balance
December 31, 2019
$
11,170
$
510
$
33
$
26
$
378
$
4
$
—
$
—
$
12,121
Additions
2,040
10,000
1,884
3,822
560
179
(300)
—
18,185
Settlements
(5,500)
—
55
—
(264)
—
—
—
(5,709)
Amortization
—
—
—
—
—
—
83
—
83
December 31, 2020
7,710
10,510
1,972
3,848
674
183
(217)
—
24,680
Additions
—
2,000
812
1,855
58
110
—
—
4,835
Settlements
(2,000)
—
—
—
(187)
—
—
—
(2,187)
Amortization
—
—
—
—
—
—
217
—
217
Conversion of Convertible
Notes to Series A preferred
stock
(5,710)
(12,510)
(2,784)
(5,703)
(545)
(293)
—
(27,545)
(27,545)
December 31, 2021
$
—
$
—
$
—
$
—
$
—
$
—
$
—
$
(27,545)
$
—
9. Notes Payable
Notes Payable with Related Parties
In December 2018, the Company entered into

related party convertible notes payable (the “2018

Related Notes” and together with the
Convertible Notes, the

“Reorganization Convertible Notes”)

for $
2.0

million in aggregate

proceeds, received

in three tranches.

The 2018
Related

Notes

bore

simple

interest

at

an

annual

rate

of
5
%

and

contain

a

number

of

provisions

addressing

events

of

default

and
prepayment. In accordance with the Contribution and Exchange Agreement, on March 2, 2021,

the 2018 Related Notes were converted
into Series A preferred stock.

During the years ended December

31, 2021 and 2020, the

Company recognized interest expense of

less than $
0.1

million on the 2018
Related Notes.
2019 Executive Note
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

The activity of the 2018 Related Notes and 2019 Executive Note is as follows (in thousands):

2018 Related Notes and 2019 Executive Note
Related Party
Principal
Accrued
Interest Balance
December 31, 2019 $
2,100
$
88
$
2,188
Additions
—
106
106
December 31, 2020
2,100
194
2,294
Accrued interest
—
19
19
Repayment
(100)
—
(100)
Interest paid
—
(8)
(8)
Conversion
(2,000)
(205)
(2,205)
December 31, 2021 $
—
$
—
$
—
Note Payable—Airplane
In connection with the acquisition

of an airplane, the Company entered

into a note payable agreement (the

“2025 Note”) in June 2020
for $
11.5

million, with an annual interest rate of
3.4
% and a maturity date of June 9, 2025. Principal and interest payments are payable monthly in the

amount of $
0.07

million with a

final payment of

$
9.4

million at maturity. The

2025 Note is

guaranteed by the

co-founders

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

126
of the Company. In addition, the Company incurred debt issuance costs of $
0.3

million, which are being amortized over the term of the
loan. There are no financial covenants associated with the 2025 Note.

The carrying value of the 2025 Note is as follows (in thousands):

2021 2020
Principal $

10,883

$
11,298
Unamortized debt issuance cost
(184)
(237)
Carrying amount
10,699
11,061
Less: current portion
(376)
(362)
Note payable, net of current portion and debt issuance cost $
10,323
$
10,699
As of December 31, 2021, the remaining principal payments for the 2025 Note, are as follows (in thousands):

Amount
2022 $
429
2023
444
2024
458
2025
9,552
$
10,883
Interest expense

associated with

the 2025

Note was

$
0.4

million and

$
0.2

million for

the years

ended December 31,

2021 and

2020,
respectively. As of December 31, 2021, accrued interest of less than $
0.1

million was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Note Payable—Paycheck Protection Program
The Company

applied for

and received

a loan,

which is

in the

form of

a note

dated May

5, 2020,

from HSBC

Bank USA,

National
Association (“HSBC”) in the

aggregate amount of approximately

$
0.3

million (the “PPP Loan”),

pursuant to the Paycheck

Protection
Program (“PPP”). The

PPP,

established as part

of the

Coronavirus Aid, Relief

and Economic Security

Act (“CARES Act”),

provides
for loans to qualifying businesses for

amounts up to 2.5 times of

the average monthly payroll expenses

of the qualifying business. As of
December 31, 2021, there were no events of default under the PPP Loan.

The Company paid off the PPP Loan in full, including all accrued but unpaid interest to the repayment date, in August 2021.
10. Convertible Preferred Stock
In connection with the Reorganization, each

UNS convertible preferred share was exchanged for
0.2191

shares of Vaxxinity

preferred
stock and each

share of COVAXX

convertible preferred stock was

exchanged for
3.4233

shares of Vaxxinity

preferred stock. During
the first

and second quarters

of 2021,

the Company raised

gross proceeds of

$
122.8

million in connection

with its

Series B preferred
stock financing. The Company issued

a total of
15,365,574

shares at a price of

$
8.00

per share. All shares

of the Company’s

Series B
preferred stock

converted into

shares of

the Company’s Class

A common

stock concurrently

with the

closing of

the initial

public offering.

As of December 31,

2021, Vaxxinity’s

Amended and Restated

Certificate of Incorporation

authorized
50,000,000

shares of preferred
stock with a par value of $
0.0001

per share.
The table below

details the Company's

Class A common

stock which was

issued upon conversion

of Series A

and Series B

preferred
stock concurrently with the

closing of the IPO

in November 2021. The

common stock issued upon

conversion reflects the application
of the stock split described in Note 1.
As of December 31, 2021 Issuance Dates
Shares Issued and
Outstanding Prior to IPO
Common Stock Issued
Upon IPO Conversion
Series A preferred stock March 2021
62,223,095
39,989,083
Series B preferred stock March 2021
5,441,863
3,497,338
Series B preferred stock June 2021
9,923,711
6,377,699
77,588,669
49,864,120

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

127
11.

Simple Agreement for Future Equity—SAFE
During the years

ended December 31, 2021

and 2020, the

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
2.3241

per share in August 2020.
The Company determined the fair value

of SAFE 2 investment on the

date of conversion and recognized the

difference between the fair
value on the date of conversion and the initial fair value of SAFE 2 investment in the consolidated statements of operations.

In December 2020, the Company

issued a series of SAFEs

(collectively, “SAFE

3”) for $
24.3

million. In January 2021, the

Company
issued additional SAFEs for $
2.9

million which had the same terms as SAFE 3. Key provisions of SAFE 3 are as follows:
Equity Financing
—Upon initial closing of a

qualified financing of at least

$
50.0

million, SAFE 3 will automatically

convert into the
greater of (1) the number of

shares of SAFE 3 preferred stock

equal to the purchase amount

divided by the SAFE 3 price,

defined as the
price per share equal

to the post-money valuation

divided by all

shares outstanding, all convertible

securities, all issued,

outstanding and
promised options, and

the unissued option

pool, or (2)

the number of

shares of SAFE

3 preferred stock

equal to the

purchase amount
divided by the discount

price, defined as the price

per share of the

standard preferred stock sold in

a qualified financing multiplied by
eighty percent (80%).
Liquidity Event
—If there is a liquidity

event, as defined, before the

termination of SAFE 3, SAFE 3

will automatically be entitled to
receive a

portion of

proceeds, subject

to the

liquidation priority

set forth

in the

agreement, due

and payable

immediately prior

to, or
concurrent with, the consummation of such

liquidity event, equal to the greater

of (i) the purchase amount or (ii)

the amount payable on
the number of shares of common stock equal to the purchase amount divided by the liquidity price, as outlined in the agreements.
Dissolution Event
—If there is a dissolution event, as described in the agreements, before the termination of SAFE 3, the investor will
automatically be

entitled, subject

to the

liquidation priority

set forth

in the

agreement, to

receive a

portion of

proceeds equal

to the
purchase amount, due and payable to the investor immediately prior to the consummation of the dissolution event.
Termination
—SAFE 3 will automatically terminate immediately following the earliest to occur of: (i) the issuance

of capital stock to
the investor pursuant

to the automatic

conversion provisions of

SAFE 3 or

(ii) the payment,

or setting aside

for payment, of

amounts
due the investor.

In connection with

the Contribution and

Exchange Agreement, the

holders of SAFEs agreed

to convert such

SAFEs
into shares of Series A-3 preferred stock of COVAXX,

which shares were then exchanged for shares of Vaxxinity’s

preferred stock.
The

SAFEs

were

converted

into

shares

of

the

Company’s

Series

A

preferred

stock

pursuant

to

the

Contribution

and

Exchange
Agreement. Prior to the Reorganization,

all the holders of outstanding COVAXX

SAFEs agreed to convert such SAFEs

into shares of
Series A-3 preferred stock of COVAXX,

which shares were then exchanged for shares of the Company’s Series A preferred stock.

12. Common Stock
As explained

in Note

1, in

accordance with

the Contribution

and Exchange

Agreement, on

March 2,

2021, all

outstanding shares

of
common

stock

of

UNS

and

COVAXX

were

contributed

to

Vaxxinity

and

exchanged

for

an

aggregate

of
60,360,523

shares

of
Vaxxinity’s

Class A common

stock and
10,999,149

shares of Vaxxinity’s

Class B common

stock. Each UNS

share of common

stock
was exchanged for
0.2191

shares of Vaxxinity

common stock and

each share of COVAXX

common stock was exchanged

for
3.4233
shares of Vaxxinity

common stock.

In June 2021, the Company converted
2,874,983

shares of Class A common stock held by the Company’s Chief Executive Officer and
Executive Chairman on a one-to-one basis for shares of Class B common stock.

As of December 31, 2021,

Vaxxinity’s

Amended and Restated Certificate

of Incorporation authorized
1,100,000,000

shares of common
stock

with

a

par

value

of

$
0.0001

per

share,

of

which
1,000,000,000

shares

have

been

designated

as

Class

A

common

stock

and
100,000,000

shares have been designated as Class B common stock.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

128
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

preferred stock.

The Company has reserved shares of common stock for issuance for the following purposes:

December 31,
2021 2020
Series Seed preferred —
7,831,528
Series Seed-1 preferred —
22,876,457
Series Seed-2 preferred —
14,615,399
Series A-1 preferred —
1,871,511
Series A-2 preferred —
6,307,690
Options issued and outstanding
21,387,909
9,276,399
Options available for future grants
7,209,538
1,897,049
Warrants issued and outstanding
1,928,020
86,186

30,525,467
64,762,219

13. Equity Incentive Plan
Stock Options
In March 2021, the

Company replaced the 2017

and 2020 Stock Option

and Grant Plans with

the newly-adopted 2021 Stock

Option and
Grant

Plan

(the “Existing

2021

Plan”), which

provided for

the Company

to grant

qualified

incentive options,

nonqualified options,
restricted

stock

awards,

unrestricted

stock

awards,

and

restricted

stock

units

to

employees

and

non-employees

to

purchase

the
Company’s

Class A

common stock.

The Existing

2021 Plan

authorized the

issuance of

up to
21,593,830

shares of

Class A

common
stock pursuant to awards.
In

August

2021,

the

Company

canceled

existing

options

to

purchase,

in

aggregate,
6,362,455

shares

of

Class

A

common

stock

in
exchange for an equal number of options to purchase shares of Class B common stock. The Company accounted for this exchange as a stock option modification.

In November 2021,

the Company replaced

the Existing 2021

Plan with the

2021 Omnibus Incentive

Compensation Plan (the

“New 2021
Plan”), which

provides for

the Company

to grant

nonqualified stock

options,

incentive (qualified)

stock options,

stock

appreciation
rights,

restricted

share

awards,

restricted

stock

units,

performance

awards,

cash

incentive

awards

and

other

equity-based

awards
(including fully

vested shares).

The New

2021 Plan

replaced the

Existing 2021

Plan and

no further

grants will

be made

under the

Existing
2021 Plan. The following is a summary of certain terms and conditions of the New 2021 Plan.
The maximum number of

shares of common stock

that can be issued under

the New 2021 Plan

is
8,700,000

shares of Class A

shares.
As

of

December

31,

2021,
7,209,538

shares

were

available

for

future

grant.

Shares

that

are

forfeited,

canceled,

reacquired

by

the

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

129
Company prior to vesting, satisfied without the issuance

of stock, withheld to cover the exercise

price or tax withholdings, or otherwise
terminated, other than by exercise, shall be added back to the Shares available for issuance under the New 2021 Plan.
The exercise

price for

grants made

pursuant to

the terms

of the

New 2021

Plan is

determined in

the applicable grant

by the

board of
directors. Any incentive options granted to persons possessing less than 10% of the total combined voting power of all classes of stock may not have an exercise price

of less than 100% of the fair

market value of the common stock

on the grant date. Any incentive options
granted to persons possessing more than 10% of the total combined voting power of all classes of stock may not have an exercise price of less than 110% of the fair market value of the common stock on the grant date.

The option term for incentive awards may not be greater than ten years from the date of the grant. Incentive options granted to persons possessing more than 10% of

the total combined voting power

of all classes of stock

may not have an option

term of greater than five
years from the date of the grant. The vesting period for equity-based awards is determined at the discretion of the board of directors.

As of December

31, 2021 there

were options for
15,025,454

shares of Class

A stock outstanding

and options for
6,362,455

shares of
Class B stock outstanding,

of which
8,652,630

Class A and
4,786,936

Class B shares were

exercisable, respectively.

As of December
31, 2021, the maximum number of stock options awards available for future issuance under the Company’s plans is
7,209,538
.
Stock Option Activity
The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

Number of Stock
Options
Outstanding
Weighted Price
Per Share
Weighted
Contractual
Term (years)
Aggregate
Intrinsic Value
(in thousands)
Balance at December 31, 2019
7,610,289
$
0.33
8.6
$
2,357
Granted
2,672,152
1.17
Exercised
(283,290)
0.29
Forfeited
(722,752)
0.29
Balance at December 31, 2020
9,276,399
$
0.60
7.6
$
8,415
Granted
13,482,915
8.20
Exercised
(186,204)
0.91
Forfeited
(1,185,201)
2.98
Balance at December 31, 2021
21,387,909
$
5.25
7.4
$
49,684
Options vested and exercisable at December 31, 2021
13,439,566
$
4.40
6.8
$
37,969
The aggregate intrinsic value of options

is calculated as the difference between

the exercise price of the

options and the fair value of

the
common stock for those options that had exercise prices lower than the fair value of the common stock.
The intrinsic value of options exercised during each of the years ended December 31, 2021 and 2020 were less than $
0.1

million.
The weighted-average grant-date fair

value per share of options

granted during the years ended

December 31, 2021 and 2020

was $
4.21
and $
0.50
, respectively.
The

total

fair

value

of

options

vested

during

the

years

ended

December

31,

2021

and

2020

was

$
24.5

million

and

$
0.8

million,
respectively.
Valuation

of Stock Options Granted that Contain Service Conditions Only

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

130
The fair

value of

each option

award granted

with service-based

vesting is

estimated on

the date

of the

grant using

the Black-Scholes
option valuation model

based on the

assumptions noted in

the table below

for those options

granted in the

years ended December

31,
2021 and 2020:
December 31,
2021 2020
Risk-free interest rate 0.59% - 1.35% 0.34% - 0.38%
Expected term (in years) 5.00 - 6.30 5.60 - 6.08
Expected volatility 71.60% - 93.40% 70.90% - 86.84%
Expected dividend yield 0.00% 0.00%
In August 2021, the

Company canceled 378,786

existing Class A common

stock options with service-based

conditions held by Mei

Mei
Hu in exchange

for an equal number

of options to purchase

shares of Class B

common stock. The Company

accounted for this

exchange
as a stock option modification.

There was no incremental stock-based

compensation expense as a result

of this modification as the fair-
value-based measures

of the

modified award

immediately after

the modification

were less

than the

fair-value-based measures

of the
original award immediately before the modification.
Stock Options Granted to Employees that Contain Performance and Market Conditions
Included in

the stock

options granted

during the

year ended

December 31,

2021 were

stock options

to purchase
6,799,625

shares of
Class A

common stock that

contain performance- and

market-based vesting conditions

granted to

the Mei Mei

Hu, Louis Reese,

and
Peter Diamandis.
In August 2021, the stock option awards for the Mei Mei Hu and Louis Reese totaling
5,983,670

shares were cancelled in exchange for
an equal number of options to purchase shares

of Class B common stock. The Company accounted for

this exchange as a stock option
modification. The fair value of the

awards granted to Mei Mei Hu

and Louis Reese at the modification date

was $
23.8

million, valued
using the Monte-Carlo simulation model. The assumptions used in the Monte-Carlo simulation model were as follows:
Time to expiration (in years)
4.5
Volatility 75%
Risk-free interest rate 58%
Cost of equity 25%
Fair value of underlying common stock (as of valuation date) $
10.07
The stock option awards for Peter Diamandis totaling
815,955

shares had a grant date fair value of $
0.3

million. The assumptions used
in the Monte-Carlo simulation model were as follows:
Time to expiration (in years)
1
Volatility 90%
Risk-free interest rate 0.09%
Cost of equity 25%
Fair value of underlying common stock (as of valuation date) $
4.12
The compensation

expense for

these awards

is recognized

when the

vesting condition

is met

for the

performance-based criteria,

and
over the derived service period for the market-based criteria.
The

condition

for

the

performance-based

criteria

in

the

stock

options

was

based

on

the

Company's

completion

of

its

IPO,

and

the
condition for the market-based criteria in the stock options was based on the future price of the Company's common stock trading at or above a

specified threshold.

During the

year ended

December 31,

2021, stock

options for

an aggregate

of
5,439,700

of the

total
6,799,625
shares containing performance-

and market-based vesting

conditions were vested

following the satisfaction

of the performance-based
condition achieved through the Company’s

completion of its IPO. As

of December 31, 2021, the market-based

vesting conditions had
not been achieved.
Restricted Stock

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

131
The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2021:

Number of
Shares
Weighted
Average
Grant Date
Fair Value
Per Share
Unvested at December 31, 2020
15,405
$
0.50
Vested
(15,405)
(0.50)
Unvested at December 31, 2021 — $ —
The aggregate fair value of restricted stock that vested was less than $
0.1

million for the years ended December 31, 2021 and 2020.
Stock-based compensation expense

recognized on vested

restricted stock was

immaterial for the

years ended December

31, 2021 and
2020.
Stock-Based Compensation Expense
The

Company

recorded

stock-based

compensation

expense

in

the

following

expense

categories

in

the

accompanying

consolidated
statements of operations (in thousands):
Years

Ended December 31,
2021 2020
Research and development $
1,343
$
243
General and administrative
29,069
771
Total stock-based compensation expense $
30,412
$
1,014
As of December 31, 2021, total

unrecognized compensation cost related to the

unvested stock-based awards was $
26.8

million, which
is expected to be recognized over a weighted average period of
3.3

years.

14. Income Taxes
The sources of

losses from continuing

operations, before income

taxes, classified between

domestic entities and those

entities domiciled
outside of the U.S., are as follows (in thousands):
Years

Ended December 31,
Losses before taxes 2021 2020
Domestic entities $
(128,538)
$
(31,053)
Entities outside the U.S.
(8,636)
(8,904)
(137,175)
$
(39,957)
Tax Expense (Benefit)
The components of the provision for income taxes are as follows for the years ended December 31, 2021 and 2020 (in thousands):

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

132
Years

Ended December 31,
2021 2020
Current:
Federal $ — $ —
State and local — —
Foreign — —
Total current tax expense — —
Deferred tax (benefit):
Federal — —
State and local — —
Foreign — —
Total deferred tax (benefit) — —
Tax Rate Reconciliation
The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was
0.00
% and
0.00
%, respectively.
A reconciliation

of the

provision for

income taxes

at the

statutory rate

to the

amount reflected

in the

consolidated statements

of operations
is as follows (in thousands):
Years

Ended December 31,
2021 2020
Income taxes at statutory rate
21.00
%
21.00
%
State income taxes, net of federal benefit
0.50
%
0.29
%
Stock compensation (3.65) %

0.00
%
Foreign rate differential
(0.74)
%
(4.06)
%
Uncertain tax positions
0.00
%
0.00
%
Other
(1.90)
%
(0.36)
%
Change in valuation allowance
(15.21)
%
(16.87)
%
Provision for income taxes
0.00
%
0.00
%
Deferred Tax Assets (Liabilities)

The Company computes income taxes using

the liability method. This method requires

recognition of deferred tax assets and

liabilities,
measured by enacted rates, attributable

to temporary differences between the

financial statements and the income

tax basis of assets and
liabilities. In

assessing the

realizability of

deferred tax

assets, the

Company considers

whether it

is more

likely than

not that

certain
deferred tax

assets will be

realized. The

ultimate realization of

deferred tax

assets is dependent

upon the

generation of future

taxable
income

in those

specific jurisdictions

prior to

the dates

on

which such

net operating

losses expire.

The Company

maintained a

full
valuation allowance against its net deferred tax assets for December 31, 2021 and 2020 because the Company has determined that it is
more likely than not that these assets will not be fully realized based on a current evaluation of expected future taxable income and the
Company is in a cumulative loss

position. The valuation allowance increased by

$
6.7

million during the year ended

December 31, 2020
and $
20.9

million during the year ended December 31, 2021, primarily as a result of net operating losses generated during the periods.
The Company reevaluates the positive and negative evidence at each reporting period.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

133
As of December 31,
2021 2020
Deferred tax assets:
Net operating loss carryforwards $
32,405
$
12,373
Compensation accruals
1,735
377
Other
27
627
Total deferred tax assets
34,167
13,377
Less: valuation allowance
(34,106)
(13,247)
Net deferred tax assets $
61
$
130
Deferred tax liabilities:
Depreciation $
(61)
$
(130)
Net deferred tax liabilities
(61)
(130)
Net deferred income taxes $ — $ —
Net Operating Losses
The Company had total net

operating loss carryforwards for U.S.

federal income tax purposes of

$
134.6

million, and $
44.5

million as
of December 31, 2021 and 2020, respectively, that have no expiration date. The Company has foreign net operating loss carryforwards of $
24.0

million and $
20.2

million, respectively, that have no expiration date.
Utilization

of

the

NOL

carryforwards

and

credits

may

be

subject

to

a

substantial

annual

limitation

due

to

the

ownership

change
limitations provided by

the Internal Revenue

Code Sections 382

and 383 (the

“Code”), as amended,

and similar state

provisions. The
Company has not

completed a study

to assess whether

an ownership

change has occurred

or whether there

have been multiple

ownership
changes since

the Company’s

formation due

to the

complexity and

cost associated

with such

a study,

and the

fact that

there may

be
additional ownership changes

in the future. If

the Company experienced

an ownership change at

any time since its

formation, utilization
of the

NOL or

tax credit

carryforwards to

offset future

taxable income

and taxes,

respectively,

would be

subject to

annual limitation
under the Code. The annual limitation may result in the expiration of the

NOL and credits before utilization. If impaired, the NOL and credit carryforwards would be removed from

the deferred tax asset schedule with

a corresponding reduction in the valuation

allowance.
On March 27, 2020, the President of the United States signed into law the CARES Act, which, along with earlier issued IRS guidance, contains numerous provisions that may benefit the Company,

including the deferral of certain taxes. There is no material impact to the
Company. The CARES Act did not have a material impact on the Company’s tax provision for the year ended December 31, 2021.
The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, has expanded, extended, and clarified selected
CARES Act provisions, specifically on Paycheck Protection Program loan and Employee Retention Tax

Credit, 100% deductibility of
business meals as well as

other tax extenders. The Consolidated Appropriations Act

did not have a material

impact on the Company’s
tax provision for the year ended December 31, 2021.
The Company

is subject

to tax

in the

United States

and many

state and

local jurisdictions. The

Company,

with certain

exceptions, is
subject to income tax examinations by U.S. federal, state and local for tax years 2017 and future periods. The company is not currently under audit for any US federal or state or foreign income tax audits.
Uncertain Tax Positions
A summary of the Company’s unrecognized tax benefits activity and related information is presented as follows (in thousands):
Years

Ended December 31,
2021 2020
Uncertain tax position liability at the beginning of the year $
652
$
646
Increases (decreases) related to tax positions taken during current period
—
6
Uncertain tax position liability at the end of the year $
652
$
652
The unrecognized tax benefits

for U.S. jurisdiction of

$
0.6

million, if recognized, would

not have an impact

on the Company’s effective
tax

rate

assuming

the

Company

continues

to

maintain

a

full

valuation

allowance

position

against

its

U.S.

deferred

tax

assets.

The
remaining unrecognized tax benefits

of less than $
0.1

million, if recognized, will

have an impact on

the effective tax rate. The

Company

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

134
recognizes accrued interest

and penalties related

to unrecognized tax

benefits in income

tax expense. We accrued $
0.2

million in interest
and penalties related to prior year’s tax filings, as of December 31, 2021.

The Company

is subject

to U.S.

federal income

tax as

well as

income

tax of

various foreign

jurisdictions. Generally,

the statute

of
limitations for examination

of the Company’s

U.S. federal and

foreign income tax

filings are open

for the years

ended December 31,
2017 and future periods.

15. Net Loss Per Share
The Company’s unvested restricted common shares have been excluded from the computation of basic net loss per share.

The

Company’s

potentially

dilutive

securities,

which

include

options,

unvested

restricted

stock,

convertible

notes

payable

and
convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the
net loss per share. Therefore, the weighted

average number of common shares outstanding used

to calculate both basic and diluted net
loss per share is the same. The Company

excluded the following potential common shares, presented based on amounts outstanding at
each period end, from the

computation of diluted net loss per

share as of December 31, 2021

and 2020 because including them

would
have had an anti-dilutive effect:

December 31,
2021 2020
Series Seed preferred
—
7,831,528
Series Seed-1 preferred
—
22,876,457
Series Seed-2 preferred
—
14,615,399
Series A-1 preferred
—
1,871,511
Series A-2 preferred
—
6,307,690
Unvested restricted stock
—
23,970
Options and RSUs issued and outstanding
21,387,909
14,434,095
Warrants issued and outstanding stock
1,928,020
134,106
23,315,929
68,094,756
16. Commitments and Contingencies
Contractual Obligations

The Company

enters into

agreements with

contract research

organizations (“CROs”)

to conduct

clinical trials

and preclinical

studies
and contract manufacturing organizations (“CMOs”) to produce vaccines and other potential product candidates. Contracts with CROs and CMOs are generally cancellable, with notice, at the Company’s option.

As of December 31, 2021, the Company had remaining prepayments to CROs of $
1.6

million and remaining prepayments to CMOs of
$
2.5

million for activities associated with the conduct of its

clinical trials and for the production of the Company’s

anticipated vaccine
product candidate.

Michael J. Fox Foundation Grant

On November 3, 2021, the

Company was awarded a grant from

the Michael J. Fox Foundation

for Parkinson’s Research

(“MJFF”) in
the amount of $
0.8

million to be used in a

project for the exploration of markers

for target engagement in individuals immunized

with
UB-312, an

active
a
-Synuclein immunotherapy.

The Company

will oversee

sample management,

sample preparation

(IgG fractions)
and

distribution,

as

well

as

characterize

the

binding

properties

of

the

antibodies

against

pathological

forms

of

aSyn.

As

funding

is
expected to

be utilized

over a

two-year period,

as cash

is received,

the amount

expected to

the utilized

within twelve

months is

recognized
to short-term

restricted cash/deposits, with

a corresponding

short-term accrued liability,

which is

released as

the related expenses

are
offset. The Company recognizes payments from MJFF as a reduction of research and development expenses, in the same period as the
expenses that

the grant

is intended

to reimburse

are incurred.

The remaining

balance of

cash received

is recognized

to long-term

restricted
cash/deposits,

with

a

corresponding

long-term

accrued

liability.

As

of

December

31,

2021,

the

balance

of

short-term

restricted
cash/deposits and the

corresponding short-term accrued

liability was $
0

and the balance

of long-term restricted

cash/deposits and the
corresponding

long-term

accrued

liability

was

$
0
.

For

the

year

ended

December

31,

2021,

the

Company recognized

less

than

$
0.1
million as a reduction of research and development expenses for amounts reimbursed through the grant.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

135
Lease Agreements

The Company has multiple operating lease agreements for office and laboratory space that extend through August 2022. The Company records total expense on a straight-line basis over the term of the lease agreement. One of the Company’s leases requires the Company
to provide a security deposit in the amount of less than $
0.1

million. The Company is also required to pay certain operating costs under its leases.

Rent expense

for each

of the

years ended

December 31,

2021 and

2020 amounted

to less

than $
0.1

million, and

$
0.1

million, respectively.
In August 2021,

the Company entered

into a lease

for
5,012

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

In August 2021, Vaxxinity

entered into a license

agreement (the “Platform License

Agreement”) with UBI and

certain of its affiliates
that

expanded

intellectual

property

rights

previously

licensed

under

previously

issued

license

agreements

with

UBI.

As

part

of

the
agreement, Vaxxinity

obtained a worldwide, sublicensable (subject to certain conditions), perpetual, fully paid-up, royalty-free license
to

research,

develop,

make,

have

made,

utilize,

import,

export,

market,

distribute,

offer

for

sale,

sell,

have

sold,

commercialize

or
otherwise exploit peptide-based vaccines in the field

of all human prophylactic and therapeutic uses,

except for such vaccines related to
human immunodeficiency virus (HIV), herpes

simplex virus (HSE) and

Immunoglobulin E (IgE). The patents

and patent applications
licensed under the Platform License

Agreement include claims directed to

a CpG delivery system, artificial

T helper cell epitopes and
certain designer

peptides and

proteins utilized in

UB-612. As

described above,

in consideration for

the Platform

License Agreement,
the Company issued to UBI a warrant to purchase Class A common stock (the “UBI Warrant”).

The Company considered ASC 805, “Business Combinations” (“ASC 805”) and ASC 730, “Research and Development” (“ASC 730”)
in determining how

to account for

the issuance of

the Class A common

stock warrants. The

Class A common

stock warrants were

issued
to a related party in exchange for a license agreement. The majority of the voting interests in the related party and that of the Company were held by

a group of

immediate family members,

at the time

of the transaction,

and as such

the transaction constitutes

a common
control transaction,

which requires

the license

to be

accounted for

at the

carrying value

in the

books of

the transferor.

As the

related
party did not have any basis in the assets licensed, there was no accounting impact for the Company.
In connection with

preparing its financial

statements for the

fiscal year ended

December 31, 2021,

the Company identified

an immaterial
error relating to the recording of the UBI Warrant

on its financial statements as of and for

the nine months ended September 30, 2021.
The UBI

Warrant

was recorded

on

the balance

sheet as

additional paid

in

capital and

recognized

as an

‘intangible asset

–

licensed
intellectual property’

in the

amount of

$
13.3

million, and

$
0.1

million was

amortized in

the nine

months ended

September 30, 2021.
However, as noted above, the UBI Warrant

was issued to a related party whose basis in the rights and licenses received pursuant to the

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

136
Platform License Agreement was zero. As a result, the

transaction should not have resulted in any accounting impact to the Company.

The Company has concluded that the error is not material to any previously issued financial statements.
Indemnification Agreements

In the ordinary

course of business,

the Company may

provide indemnification of

varying scope and

terms to employees,

consultants,
vendors, lessors,

business partners and

other parties

with respect

to certain

matters including, but

not limited

to, losses

arising out

of
breach of such

agreements or from

intellectual property infringement

claims made by

third parties. In

addition, the Company

has entered
into indemnification agreements

with members of

its board of

directors and executive

officers that

will require

the Company,

among
other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The
maximum potential amount of future payments

the Company could be required to

make under these indemnification agreements is,

in
many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position,

results of operations, or cash
flows, and it has not accrued any liabilities related to such obligations as of December 31, 2021.

Legal Proceedings

From

time

to

time,

the

Company

may

become

involved

in

legal

proceedings

arising

in

the

ordinary

course

of

business.

As

of
December 31, 2021, the Company was not a party to any material legal matters or claims.

17. Benefit Plans
In

March

2018,

the

Company

established

a

defined

contribution

savings

plan

under

Section

401(k)

of

the

Code.

This

plan

covers
substantially all

U.S. employees

who meet

minimum age

and service

requirements and

allows participants

to defer

a portion

of their
annual compensation on a pre-tax basis. The Company does not make matching contributions to the Plan.
The Company offers its Ireland-based employees a

Personal Retirement Savings Account (“PRSA”) that allows participants to defer a
portion of their

annual compensation. The

Company provides contributions

equal to
5
% of each

participant’s annual salary. During both
of the years ended December 31, 2021 and 2020, the Company contributed less than $
0.1

million to PRSA accounts.

18. Related Party Transactions
The Company has

a Related Party

policy which defines

related parties, and

assigns oversight responsibility

for related party transactions
to

the

Company's Audit

Committee.

The

Committee reviews

in

advance related

party

transactions, and

considers multiple

factors,
including the

proposed aggregate

value of the

transaction, or, in

the case

of indebtedness,

the amount

of principal that

would be

involved,
the benefits

to the

Company of

the proposed transaction,

the availability of

other sources of

comparable products or

services, and

an
assessment of whether

the proposed transaction is

on terms that

are comparable to

the terms available to

or from, as

the case may be,
unrelated third parties.

Under the policy,

related party transactions

are approved only

if the Committee

determines in good

faith that
the transaction is not inconsistent with the interests of the Company and its shareholders.
The Company has related

party arrangements with

UBI and a number

of its affiliated companies

listed namely, United Biomedical, Inc.,
Asia (“UBI-Asia”), UBI Pharma, Inc. (“UBI-P”), United BioPharma, Inc (“UBP”) and UBI IP Holding (“UBI-IP”).
As of

December 31, 2021

UBI owned
43
% of

the Company’s

stock on

an as

converted basis.

The majority

of the

voting interests

in
both UBI and the Company were held by a group of immediate family members, and as such the entities are under common control.
These related parties are governed by various Master Services Agreements (“MSA”) detailed below.

UBI MSA - UBI provides research,

development and clinical functions to

the Company. There is also a purchase arrangement

with
UBI for the production and shipment of the Company’s diagnostic test kits.
UBIA MSA - UBI-Asia for manufacturing, quality control, testing, validation, and supply services.
UBP MSA - United BioPharma, Inc provide the Company with manufacturing, testing and validation.
COVID MSA (“COVID MSA”)

- COVID MSA

provides that UBI acts

as COVAXX’s

agent with respect

to matters relating

the
Company’s COVID-19 program and provides research, development, manufacturing and back office administrative services to the
Company.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

137
COVID-19

Relief

MSA

-

A

four-company

MSA

with

UBI,

UBI-Asia

and

UBP.

The

Company

is

an

exclusive

licensee

of
technologies related to diagnostics, vaccines, and therapies for COVID-19. The MSA established the terms under which UBI-Asia provides research, development, testing and manufacturing services to the Company and UBP provides contract development

and
manufacturing services to the Company.
Total amounts due to

related parties were

$
19.4

million and $
8.0

million as of

December 31, 2021

and 2020, respectively. Total amounts
due from related

parties were

$
0.4

million and

$
0.4

million as

of December

31, 2021 and

December 31,

2020, respectively.

Total service
fees incurred were $
35.4

million and $
18.2

million for the years ended December 31, 2021 and 2020, respectively.

Taiwan Centers for Disease Control Grant (“Taiwan

CDC”)

UBI-Asia, which is responsible

for applying for and managing

grants on our behalf under

the COVID-19 program, was awarded

a grant
by the Taiwan

CDC for COVID-19 vaccine

development. The Company contracted with

UBI-Asia to conduct a

two-phase study of a
COVID-19 vaccine clinical trial

in Taiwan.

The grant provides that

costs incurred to complete

the two phases of

the clinical trial will
be reimbursed based on the achievement of certain milestones as provided in the agreement.
The Company provides administrative services to UBI-IP.

Under the arrangement, the Company issues vendor payments and provides technical services mostly for legal services on behalf UBI-IP.

The Company bills UBI-IP for services based on the

costs incurred with
no markup.
Total

related party operating

activity,

including the activity

described above, for

the years ended

December 31, 2021

and 2020 are

as
follows (in thousands):
December 31,
2021 2020
Consolidated balance sheet
Assets
Prepaid expenses and other current assets $
3,517
$
2,867
Property and equipment, net
337
725
Accrued expenses
—
285
Amounts due from related parties
393
361
Liabilities
Amounts due to related parties
19,407
8,004
Years

Ended December 31,
2021 2020
Consolidated statement of operations
Revenue $
—
$
162
Cost of revenue
—
52
Operating expenses
Research and development
Services provided by related parties
41,430
17,987
Taiwan CDC grant reimbursement from related party
(7,199)
(2,948)
General and administrative
Services provided by related parties
1,173
3,147

19. Subsequent Events
The Company has evaluated subsequent events

through March 24, 2022 and has concluded

that no events or transactions have

occurred
that require disclosure in the accompanying consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation

of our principal executive officer

and principal accounting officer,

evaluated, as of the end

of
the period covered

by this Annual

Report on Form

10-K, the effectiveness

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

Based on

management’s

evaluation and

as a

result of

the material

weaknesses described

below,

our principal
executive officer and principal

accounting officer concluded that,

as of December

31, 2021, our

disclosure controls and

procedures were
not effective at the reasonable assurance level.
Report on Internal Control Over Financial Reporting
This Report does not include

a report of management’s

assessment regarding internal control over financial

reporting or an attestation
report of

our independent

registered public

accounting firm

due to

a transition

period established

by the

rules of

the SEC

for newly
public companies.
Material Weaknesses in Internal Control over Financial Reporting
A material

weakness is

a deficiency,

or combination

of deficiencies,

in internal

control over

financial reporting,

such that

there is

a
reasonable

possibility

that

a

material

misstatement

of

a

company’s

annual

and

interim

financial

statements

will

not

be

detected

or
prevented on a timely basis.
Management identified

material weaknesses

in the

design and

operation of

our internal

controls over

financial reporting

during the
preparation of our audited consolidated financial statements for the year ended December 31, 2021. These material weaknesses related to:

•

performing our financial close

process, including account reconciliation

and analysis on a

timely basis, accruing for

related-party
transactions, recording stock-based

compensation expense and aggregating

and mapping amounts from

trial balances to

financial
statements;

•

ensuring

that

formal

processes

exist

for

identifying,

analyzing

and

accounting

for

key

contracts

and

complex,

non-routine
transactions; and
•

proper segregation of duties

and responsibilities within our

finance department, including authorization and

review of accounting
entries.

Remediation Measures
We

are

investing resources

to remediate

the material

weaknesses identified

in

the preparation

of

our audited

consolidated financial
statements for the year ended December 31, 2021 described above through a combination of hiring additional qualified accounting and financial

reporting

personnel

and

further

evolving

and

refining

our

accounting

processes

and

policies.

These

remediation

activities
involve the following:
•

having hired, and continuing

to hire, additional accounting

personnel with the appropriate

level of skill and

experience for public
company financial reporting;
•

designing and implementing a formal financial close process that includes multiple levels of reviews of accounting entries; and
•

supplementing our

resources for

evaluating and

accounting for

complex transactions

and stock

options through

the use

of third-
party advisors.
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
Other

than

the

measures

described

in

“Remediation Measures”

above,

there

were

no

changes

in

our

internal

control

over

financial
reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
The disclosure required by this item is not applicable.
PART

III
Items 10, 11, 12, 13 and 14.
Our independent registered public accounting firm is Armanino LLP, San Ramon, California, Auditor Firm ID: 32.
The information

required by

these items

is incorporated

by reference

to our

definitive proxy

statement relating

to our

2022 Annual
Meeting of Shareholders. We currently anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days
after December 31, 2021, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART

IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this Report:
(1)

Financial Statements. The

following consolidated

financial statements

and the

notes thereto,

and the

Reports of

Independent
Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this Report:
Audited Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020
Report of Independent Registered Public Accounting Firm

(PCAOB ID: 32)
106
Consolidated Balance Sheets
107
Consolidated Statements of Operations
108
Consolidated Statements of Convertible Preferred Stock
109
Consolidated Statements of Stockholders’ Equity (Deficit)
109
Consolidated Statements of Cash Flows
111
Notes to Consolidated Financial Statements
113
(2)

Financial Statement Schedules.
[IF ANY]

(b) Exhibits:
The following

exhibits required

by Item 601

of Regulation

S-K are

filed herewith

or have

been filed

previously with

the SEC

as indicated
below:
Exhibit
No.

Index to Exhibits

3.1

Amended and Restated Certificate of Incorporation of Vaxxinity,

Inc. to be in effect upon the completion of this
offering (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-41058) filed on
November 17, 2021).

3.2

Amended and Restated Bylaws of Vaxxinity,

Inc. to be in effect upon the completion of this offering (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K (File No. 001-41058) filed on November 17, 2021).

4.1

Warrant to Purchase Shares of Class A Common Stock of Vaxxinity, Inc. (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).

4.2
Description of Registered Securities*

10.1

Form of Indemnification Agreement between Vaxxinity, Inc. and each of its directors and executive officers
(incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 (File No. 333-260163) filed on
October 8, 2021).

10.2

Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No.
001-41058) filed on November 17, 2021).

10.3

Voting Agreement, dated as of October 1, 2021, among Mei Mei Hu, Louis Reese, Blackfoot Healthcare Ventures LLC
and United Biomedical, Inc. (incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (File
No. 333-260163) filed on October 8, 2021).§

10.4

Platform License Agreement, dated as of August 5, 2021, among Vaxxinity, Inc., United Biomedical, Inc., UBI IP
Holdings and UBI US Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form
S-1 (File No. 333-260163) filed on October 8, 2021).§

10.5

United Neuroscience 2017 Share Option and Grant Plan (incorporated by reference to Exhibit 10.5 of our Registration
Statement on Form S-1 (File No. 333-260163) filed on October 8, 2021).+

10.6

C19 Corp. 2020 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (File No. 333-260163) filed on October 8, 2021).+

10.7

Vaxxinity, Inc. 2021 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.7 of our Registration
Statement on Form S-1 (File No. 333-260163) filed on October 8, 2021).+

10.8

Letter agreement by and between United Neuroscience, LLC and Dr. Farshad Guirakhoo, dated May 4, 2020
(incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1 (File No. 333-260163) filed on
October 8, 2021).+

10.9

Vaxxinity, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 of our
Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).+

10.10

Vaxxinity, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 of our Registration
Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).+

10.11

Form of Incentive Stock Option Grant Notice under the 2021 Stock Option and Grant Plan (incorporated by reference to
Exhibit 10.11 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).+

10.12

Form of Non-Qualified Stock Option Grant Notice under the 2021 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5,
2021).+

10.13

Form of Restricted Stock Award Notice under the 2021 Stock Option and Grant Plan (incorporated by reference to
Exhibit 10.13 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).+

10.14

Form of Notice of Stock Option Award 2021 Omnibus Incentive Compensation Plan (incorporated by reference to
Exhibit 10.14 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).+

10.15

Form of Notice of Restricted Stock Unit Award 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).+

21.1

Subsidiaries of Vaxxinity, Inc.*

23.1

Consent of Armanino LLP*

24.1

Power of attorney (included on signature page)

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002*‡+
101.INS Inline XBRL Instance Document*
101.SCH Inline XBRL Taxonomy Extension Schema Document*
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104 Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).*
__________________________
*

Filed herewith.
†

Indicates management contract or compensatory plan, contract or arrangement.
§

Portions of the

exhibit, marked by

brackets, have

been omitted

because the

omitted information

(i) is not

material and

(ii) would
likely cause competitive harm if publicly disclosed.
‡ The certifications attached as Exhibits 32.1 that accompany this Form 10-K are deemed furnished and not filed with the
Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vaxxinity, Inc. under the
Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this
Form 10-K, irrespective of any general incorporation language contained in such filing.
(c) Schedules:
None
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities

Exchange Act of 1934, the registrant has

duly caused this Annual Report on Form 10-K
to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2022.

VAXXINITY,

INC.
By: /s/ Mei Mei Hu
Mei Mei Hu, President and
Chief Executive Officer
ADDITIONAL SIGNATURES AND POWERS OF ATTORNEY
KNOW ALL PERSONS BY

THESE PRESENTS, that each

person whose signature appears

below constitutes and appoints

Mei Mei
Hu

and

René

Paula,

jointly

and

severally,

her

or

his

attorney-in-fact, with

the

power

of

substitution, for

her

or

him

in

any

and

all
capacities, to sign any amendments

to this Annual Report on

Form 10-K and to file

the same, with exhibits thereto

and other documents
in connection therewith, with the Securities and Exchange Commission,

hereby ratifying and confirming all that each of said attorneys-
in-fact, or her or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements

of the Securities Exchange

Act of 1934, as

amended, this Annual Report

on Form 10-K has

been signed
below by the following persons in the capacities indicated on March 24, 2022.
Signature

Capacity in Which Signed
/s/: Mei Mei Hu President, Chief Executive Officer and Director
Mei Mei Hu (Principal executive officer)
/s/: Jason Pesile Senior Vice President, Finance & Accounting
Jason Pesile (Principal financial and accounting officer)
/s/: Louis Reese Director
Louis Reese
/s/: George Hornig Director
George Hornig
/s/: Greg Blatt Director
Greg Blatt
/s/: Peter Diamandis Director
Peter Diamandis
/s/: James Chui Director
James Chui