Form 10-Q
period 2022-03-31
Vaxxinity, Inc.
filed 2022-05-09
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022
-OR-
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number

001-41058
Vaxxinity, Inc.
(Exact name of registrant as specified in its charter)

Delaware
86-2083865
(State or other jurisdiction of

incorporation or organization)
(I.R.S. Employer
Identification No.)
1717 Main St
,
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
☐

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).
☐
As of May 6, 2022, the registrant had
112,120,585

shares of $0.0001 par value Class A common stock

outstanding and
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

Factors” in

our Annual

Report on

Form 10-K

for the
year ended

December 31,

2021. These

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

the forward

-looking

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

Table of

Contents
Page
PART I—Financial Information
Item 1. Financial Statements

Condensed Consolidated Balance Sheets
5

Condensed Consolidated Statements of Operations
6

Condensed Consolidated Statements of Stockholders’ Equity and Convertible Preferred Stock
7

Condensed Consolidated Statements of Cash Flows
9

Notes to Condensed Consolidated Financial Statements
10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
22
Item 3. Quantitative and Qualitative Disclosures About Market Risk
32
Item 4. Controls and Procedures
33
PART II—Other Information
Item 1. Legal Proceedings
35
Item 1A. Risk Factors
35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
35
Item 6. Exhibits
35

Signature
38

PART

I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VAXXINITY,

INC.
CONDENSED CONSOLIDATED

BALANCE SHEETS
(in thousands, except share and per share amounts)
March 31, December 31,
2022 2021
(Unaudited)
Assets
Current assets:
Cash and cash equivalents $
124,766
$
144,885
Amounts due from related parties
399
393
Prepaid expenses and other current assets
8,183
8,851
Total current assets
133,348
154,129
Property and equipment, net
12,594
12,173
Long-term prepaid fixed assets
157
199
Long-term deposits
1,351
—
Restricted cash
78
172
Total assets $
147,528
$
166,673
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable $
1,460
$
3,192
Amounts due to related parties
16,787
19,407
Accrued expenses and other current liabilities
5,784
4,519
Notes payable
380
376
Total current liabilities
24,411
27,494
Other liabilities
Notes payable, net of current portion
10,226
10,323
Other long-term liabilities
236
237
Total liabilities
34,873
38,054
Commitments and contingencies (Note 16)
Preferred stock: $
0.0001

par value,
50,000,000

shares authorized at March 31, 2022 and December 31,

2021
—
—
Stockholders’ equity:
Class A common stock, $
0.0001

par value;
1,000,000,000

shares authorized,
111,967,092

and
111,518,094

shares issued and
outstanding at March 31, 2022 and December 31, 2021,

respectively
278
278
Class B common stock, $
0.0001

par value;
100,000,000

shares authorized,
13,874,132

shares issued and outstanding at
March 31, 2022 and December 31, 2021
—
—
Additional paid-in capital
360,121
357,822
Accumulated deficit
(247,744)
(229,481)
Total stockholders’ equity
112,655
128,619
Total liabilities and stockholders’ equity $
147,528
$
166,673
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)
Three Months Ended March 31,
2022 2021
Revenue $ — $
17
Cost of revenue —
1
Gross profit —
16
Operating expenses:
Research and development
11,478
11,688
General and administrative
6,686
8,584
Total operating expenses
18,164
20,272
Loss from operations
(18,164)
(20,256)
Other (income) expense:
Interest expense
105
511
Interest income
(5)
—
Change in fair value of convertible notes —
2,667
Change in fair value of simple agreement for future equity —
8,365
Change in fair value of warrant liability —
214
(Gain) loss on foreign currency translation, net
(1)
8
Other (income) expense
99
11,765
Net loss $
(18,263)
$
(32,021)
Net loss per share, basic and diluted $
(0.15)
$
(0.47)
Weighted average

common shares outstanding, basic and diluted
125,709,613
68,550,993
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CONVERTIBLE PREFERRED STOCK
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
55
— — — — — — — — — — — —
5,441,863
43,480
43,480
Balance at March 31, 2021
—
$
—
—
$
—
—
$
—
—
$
—
—
$
—
62,223,095
$
128,439
5,441,863
$
43,480
$
171,919
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)
Common Stock-Class A Common Stock-Class B Treasury Stock
Shares Amount Shares Amount Shares Amount
Additional Paid-in
Capital
Accumulated
Deficit
Stockholders’
Equity (Deficit)
Balance at December 31, 2021
111,518,094
$
278
13,874,132
$ — — $ — $
357,822
$
(229,481)
$
128,619
Issuance of common stock upon exercise of stock options
448,998
— — — — —
121
—
121
Stock-based compensation expense — — — — — —
2,178
—
2,178
Net loss — — — — — — —
(18,263)
(18,263)
Balance at March 31, 2022
111,967,092
$
278
13,874,132
$ — — $ — $
360,121
$
(247,744)
$
112,655
Common Stock-Class A Common Stock-Class B Treasury Stock
Shares Amount Shares Amount Shares Amount
Additional Paid-in
Capital
Accumulated
Deficit
Stockholders’
Equity (Deficit)
Balance at December 31, 2020
60,360,523
$
272
10,999,149
$ —
(3,169,093)
$
(23)
$
4,682
$
(92,306)
$
(87,375)
Issuance of common stock upon exercise of stock options
9,785
— — — — —
4
—
4
Vesting of restricted stock
15,405
— — — — — — — —
Issuance of common stock upon stock grant
485,836
— — — — —
103
—
103
Retirement of treasury stock upon reorganization
(3,169,093)
— — —
3,169,093
23
(23)
— —
Stock-based compensation expense — — — — — —
3,440
—
3,440
Net loss — — — — — — —
(32,021)
(32,021)
Balance at March 31, 2021
57,702,456
$
272
10,999,149
$ —
—
$
—
$
8,206
$
(124,327)
$
(115,849)
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CASH FLOWS
(in thousands)
(Unaudited)
Three Months Ended March 31,
2022 2021
Cash flows from operating activities:
Net loss $
(18,263)
$
(32,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense
333
282
Amortization of debt issuance costs
14
228
Stock-based compensation expense
2,178
3,440
Non-cash interest expense — —
Change in fair value of convertible notes —
2,667
Change in fair value of warrant liability —
214
Change in fair value of simple agreement for future equity —
8,365
Changes in operating assets and liabilities:
Accounts receivable —
26
Amounts due from related parties
(6)
(5)
Prepaid expenses and other current assets
667
(12,752)
Long-term deposits
(1,351)
—
Deferred offering costs —
(862)
Accounts payable
(1,733)
914
Amounts due to related parties
(2,620)
(1,671)
Accrued expenses and other current liabilities
1,268
2,937
Other long-term liabilities
(1)
(3)
Net cash used in operating activities
(19,514)
(28,241)
Cash flows from investing activities:
Purchase of property and equipment
(713)
—
Net cash used in investing activities
(713)
—
Cash flows from financing activities:
Proceeds from issuance of notes payable with related parties —
2,000
Repayment of convertible notes payable —
(2,000)
Repayment of notes payable
(107)
(104)
Proceeds from issuance of simple agreement for future equity —
2,900
Proceeds from issuance of Series B convertible preferred stock,

net of issuance costs
—
43,480
Proceeds from exercise of stock options
121
4
Net cash provided by financing activities
14
46,280
Increase (decrease) in cash, cash equivalents, and restricted cash
(20,213)
18,039
Cash, cash equivalents, and restricted cash at beginning of

period
145,057
31,198
Cash, cash equivalents, and restricted cash at end of period $
124,844
$
49,237
Supplemental Disclosure
Cash paid for interest $
92
$
96
Noncash Financing Activities
Exchange of Series Seed, Series Seed-1, Series Seed-2, Series

A-1 and Series A-2 for Series A preferred

stock
$ — $
62,475
Conversion of simple agreement for future equity into Series A preferred stock
$ — $
35,600
Conversion of convertible notes payable into Series A

preferred stock
$ — $
27,545
Conversion of notes payable with related parties into Series

A preferred stock
$ — $ 2,205
Conversion of warrant liability into Series A preferred stock $ — $ 614
Retirement of treasury stock upon reorganization $ — $
23
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

10
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
3.4233
.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

11
All parties to

the Contribution

and Exchange

Agreement intended

that the contribution

of outstanding equity

interests to Vaxxinity

in
exchange for Vaxxinity’s

common stock and preferred stock be treated as

an integrated transaction for U.S. federal income

tax purposes
that is governed by Section 351(a) of the Internal Revenue Code of 1986, as amended.
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

unaudited

condensed

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
Liquidity
At three

months

ended

March 31,

2022,

the

Company

had $124.8

million

of

cash

and

cash equivalents.

To

date,

the

Company

has
primarily financed

its operations through

the sale of

convertible preferred

stock and

common stock and

borrowings under

promissory
notes

(including

Convertible

Notes),

a

portion

of

which

has

been

raised

from

related

party

entities.

The

Company

has

experienced
significant

negative cash

flows from

operations

since inception,

and incurred

a net

loss of

$18.3 million

for the

three months

ended
March 31, 2022. Net cash used in operating

activities for the three months ended March 31, 2022

was $19.5 million.

In addition, as of
March 31, 2022, the Company has an accumulated deficit of $247.7 million. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. As of the date these financial statements were available to be issued, the

Company

expects

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

unaudited

condensed

consolidated

financial

statements

have

been

prepared

on

a

going

concern

basis,

which
contemplates

the

realization

of

assets

and

satisfaction

of

liabilities

in

the

ordinary

course

of

business.

The

unaudited

condensed
consolidated

financial

statements

do

not

include

any

adjustments

relating

to

the

recoverability

and

classification

of

recorded

asset
amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies
Basis of presentation
The

accompanying

interim

unaudited

condensed

consolidated

financial

statements

have

been

prepared

using

generally

accepted
accounting principles in the United States of America (GAAP)

and pursuant to the rules and regulations of the

United States Securities
and Exchange Commission (“SEC”) for interim financial

reporting. The unaudited condensed consolidated financial

statements for the

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

12
periods presented include the accounts of UNS and COVAXX that were parties to the Contribution and Exchange Agreement. All share and per share

amounts, as originally

recorded by each

entity,

have been converted

to a number

of shares and

per share amounts

using
the conversion ratios determined under the Contribution and Exchange Agreement and the Stock Split ratio.

These interim

condensed consolidated

financial statements

are unaudited

and, in

the opinion

of management,

include all

adjustments
(consisting of normal

recurring adjustments and

accruals) necessary to

fairly present the

results of the interim

periods. The condensed
consolidated balance sheet at December 31, 2021, has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2022 and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results that

may be expected for

the fiscal year

ended December 31,

2022 or any

other future period.

Certain information and footnote
disclosures normally

included in

annual financial

statements prepared

in accordance

with accounting

principles generally

accepted in
the United States (“U.S.

GAAP”) have been omitted

in accordance with the

rules and regulations for

interim reporting of the

SEC. These
interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included
in our report for the year ended December 31, 2021.
Leases
At inception of a contract, we determine whether an arrangement is or contains a lease. For all leases, we determine the classification as
either

operating

leases

or

financing

leases.

Operating

leases

are

included

in

Operating

lease

right-of-use

assets

and

Operating

lease
liabilities in our Condensed Consolidated Balance Sheets.
Lease recognition occurs

at the commencement date

and lease liability amounts

are based on the present

value of lease payments

over
the lease term. Our lease

terms may include options

to extend or terminate the

lease when it is reasonably

certain that we will exercise
that

option.

If a

lease

does not

provide

information

to determine

an implicit

interest rate,

we

use our

incremental

borrowing

rate

in
determining the present value of

lease payments. Right-of-use (ROU) assets represent

our right to use an underlying

asset for the lease
term, and lease liabilities represent our obligation to make lease payments under the lease. ROU assets also include any lease payments made prior

to the commencement

date and exclude

lease incentives received.

Operating lease expense

is recognized on

a straight-line
basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term,

unless there
is a transfer of

title or purchase option

reasonably certain of exercise.

Lease agreements with

both lease and nonlease

components, are
generally accounted for together as a single lease component.
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
Significant accounting policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are disclosed in our

annual

financial

statements

for

the

year

ended

December 31,

2021.

There

have

been

no

changes

to

the

Company’s

significant
accounting policies during the three months ended March 31, 2022.
Recently issued accounting pronouncements

From time

to time,

new accounting

pronouncements are

issued by

the FASB

or other

standard setting

bodies and

are adopted

by the
Company

as

of

the

specified

effective

date.

Unless

otherwise

discussed,

the

Company

believes

that

the

impact

of

recently

issued
standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
Recently adopted accounting standards
In

July

2018,

the

FASB

issued

ASU

No.

2018-11,

Leases

(Topic

842):

Targeted

Improvements

(“ASU

2018-11”).

ASU

2018-11
provided an alternative method in addition to the modified retrospective transition method for ASU No. 2016-02, Leases: Amendments to the FASB

Accounting Standards Codification (“ASU

2016-02”), issued in February

2016. Under ASU 2018-11,

an entity may elect
to initially

apply the

new lease

standard at

the adoption

date and

recognize a

cumulative-effect adjustment

to the

opening balance

of
retained earnings in the

period of adoption. Under

ASU 2016-02, a lease is required

to recognize assets and liabilities

with lease terms

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

13
of more than

twelve months. ASU

2016-02 is effective for

nonpublic business entities

and public entities

eligible to be

Smaller Reporting
Companies for fiscal years beginning after December 15, 2021.

The Company

adopted the

new standard

on January

1, 2022

using the

modified retrospective

approach. The

Company has

elected to
apply the

transition method

that allows companies

to continue

applying the

guidance under the

lease standard

in effect

at that time

in
the comparative

periods presented

in the condensed

financial statements

and recognize

a cumulative-effect

adjustment to

the opening
balance of accumulated deficit on the date of adoption. The Company has elected to combine lease components (for example fixed rent payments)

with

non-lease

components

(for

example,

common-area

maintenance

costs)

on

our

facility,

lab

equipment

and

CRO
embedded

lease

asset classes.

The

Company

also

elected

the “package

of practical

expedients”,

which

permits

the

Company

not

to
reassess under the new standard the Company’s

prior conclusions about lease identification, lease classification and initial direct costs.
In addition, the Company also elected the

short-term lease practical expedients allowed under the standard. Lastly, the Company did not elect the

practical expedient

allowing the

use-of-hindsight

which would

require the

Company to

reassess the

lease term

of its

leases
based on all facts and circumstances through the effective date.
Results for reporting

period beginning after

January 1, 2022

are presented under

the new standard,

while prior period

amounts are not
adjusted

and

continue

to

be

reported

under

the

accounting

standards

in

effect

for

the

prior

period.

Upon

adoption

of the

new

lease
standard, on January

1, 2022, the

Company was not

entered into any

leases subject to

ASC 842 and

did not capitalize

a ROU asset

or
lease liability.

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
March 31, 2022 Level 1 Level 2 Level 3 Total
Assets:
Money market account $
119,796
$ — $ — $
119,796
Total assets $
119,796
$ — $ — $
119,796
December 31, 2021 Level 1 Level 2 Level 3 Total
Assets:
Money market account $
139,794
$ — $ — $
139,794
Total assets $
139,794
$ — $ — $
139,794
During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no

transfers between Level 1, Level
2 and Level 3.

4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):
March 31, December 31,
2022 2021
Prepaid materials and supplies $
3,657
$
3,517
Deposits
3,468
4,379
Clinical prepayments
709
614
Other
349
341
$
8,183
$
8,851
The Company’s prepaid material and supplies related to enzyme-linked immunosorbent assay (“ELISA”) test production, of which $
1.0
million was paid to a related

party and $
2.5

million related to materials to be

utilized during its Phase 3 COVID-19 vaccine

clinical trial.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

14

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):
March 31, December 31,
2022 2021
Airplane $
11,983
$
11,983
Laboratory and computer equipment
2,560
1,831
Software
169
168
Facilities, furniture and fixtures
110
85
Vehicles
86
87
Total property

and equipment
14,908
14,154
Less: accumulated depreciation
(2,314)
(1,981)
Property and equipment, net $
12,594
$
12,173
Depreciation expense for the three months ended March 31, 2022 and 2021 was $
0.3

million.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):
March 31, December 31,
2022 2021
Accrued external research and development $
3,498
$
1,501
Accrued bonuses
1,200
2,294
Accrued professional fees and other
1,055
692
Accrued interest
31
32
$
5,784
$
4,519
7. Other Long-Term

Liabilities
Other long-term liabilities consisted of the following (in thousands):
March 31, December 31,
2022 2021
Accrued tax provision
236
236
Accrued rent —
1
$
236
$
237
As of March 31, 2022 and December 31, 2021, approximately $
0.2

million of the accrued tax provision relates to penalties and interest the Company

may be

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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

15
During the three months ended March 31, 2021, the Company recognized interest expense of less than

$
0.1

million on the 2018 Related
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
Related Party
Principal
Accrued
Interest Balance
December 31, 2020 $
2,100
$
194
$
2,294
Accrued interest —
18
18
Conversion
(2,000)
(205)
(2,205)
March 31, 2021 $
100
$
7
$
107
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

The carrying value of the 2025 Note is as follows (in thousands):

March 31, December 31,
2022 2021
Principal $
10,776
$

10,883
Unamortized debt issuance cost
(170)
(184)
Carrying amount
10,606
10,699
Less: current portion
(380)
(376)
Note payable, net of current portion and debt issuance cost $
10,226
$
10,323
As of March 31, 2022, the remaining principal payments for the 2025

Note, are as follows (in thousands):

Amount
2022 $
322
2023
444
2024
458
2025
9,552
$
10,776
Interest expense

associated with the

2025 Note was

$
0.1

million for each

of the three

months ended

March 31, 2022

and 2021. As

of
March 31, 2022,

accrued interest of

less than $
0.1

million was included

in accrued expenses

and other liabilities

in the accompanying
condensed consolidated balance sheets as of March 31, 2022 (unaudited)

and December 31, 2021.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

16
Note Payable—Paycheck Protection Program
The Company

applied for

and received

a loan,

which is

in the

form of

a note

dated May

5, 2020,

from HSBC

Bank USA,

National
Association (“HSBC”)

in the aggregate

amount of approximately

$
0.3

million (the “PPP

Loan”), pursuant

to the Paycheck

Protection
Program (“PPP”).

The PPP,

established as

part of

the Coronavirus

Aid, Relief

and Economic

Security Act

(“CARES Act”),

provides
for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. As of
March 31, 2021, there were no events of default under the PPP Loan.

The Company paid off the PPP Loan in full, including all accrued but unpaid interest to the repayment date, in August 2021.
9. Convertible Preferred Stock
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

As of March 31, 2022 and

December 31, 2021, Vaxxinity’s

Amended and Restated Certificate

of Incorporation authorized
50,000,000
shares of

preferred stock

with a

par value

of $
0.0001

per share.

There were

no shares

of preferred

stock outstanding

as of

March 31,
2022 and December 31, 2021.

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

As

of

March 31,

2022

and

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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

17
The Company has reserved shares of common stock for issuance for the following purposes:

March 31, December 31,
2022 2021
Options issued and outstanding
20,274,077
21,387,909
Options available for future grants
6,727,691
7,209,538
Warrants issued and

outstanding
1,928,020
1,928,020
28,929,788
30,525,467
11.

Stock-Based Compensation
Stock Options
As of March 31, 2022 there were options for
13,911,622

shares of Class A stock outstanding and options for
6,362,455

shares of Class
B stock outstanding,

of which
8,466,456

Class A and
4,897,414

Class B shares were

exercisable, respectively.

As of March

31, 2022,
the maximum number of stock options awards available for future issuance under the Company’s plans is
6,727,691
.
The following table summarizes stock option activity during the three months ended March 31, 2022:

Number of Stock
Options
Outstanding
Weighted Price
Per Share
Weighted
Contractual
Term

(years)
Aggregate
Intrinsic Value
(in thousands)
Balance at December 31, 2021
21,387,909
$
5.25
7.4
$
49,684
Granted
303,086
5.36
Exercised
(842,938)
(3.89)
Forfeited
(573,980)
(5.16)
Balance at March 31, 2022
20,274,077
$
5.31
7.5
$
32,167
Options vested and exercisable at March 31, 2022
13,363,870
$
4.46
7.1
$
27,022
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock as of March 31, 2022.
The intrinsic value of options exercised during the three months ended

March 31, 2022 was $
3.6

million.
The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2022 was $
4.02
.
Restricted Stock
The following table summarizes the Company’s

restricted stock activity for the three months ended March 31, 2022:

Number of
Shares
Weighted
Average
Grant Date
Fair Value
Per Share
Unvested at December 31, 2021
—
$
—
Issued
300,000
3.76
Unvested at March 31, 2022
300,000
$
3.76
Stock-based compensation expense recognized on vested restricted stock was immaterial for the three months ended March 31, 2022.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

18
Stock-Based Compensation Expense
The

Company

recorded

stock-based

compensation

expense

in

the

following

expense

categories

in

the

accompanying

unaudited
condensed consolidated statements of operations (in thousands):
Three Months Ended March 31,
2022 2021
General and administrative $
1,371
$
3,167
Research and development
807
273
Total stock-based

compensation expense
$
2,178
$
3,440
As of

March 31, 2022,

total unrecognized

compensation cost

related to

the unvested

stock-based awards

was $
24.2

million, which

is
expected to be recognized over a weighted average period of
3.0

years.
12. Income Taxes
The Company computes its

expected annual effective

income tax rate in accordance

with ASC 740 and makes

changes on a quarterly
basis,

as

necessary,

based

on

certain

factors

such

as

changes

in

forecasted

annual

pre-tax

income;

changes

to

actual

or

forecasted
permanent book to tax differences; impacts from tax audits with state, federal or foreign tax authorities; impacts from tax law changes;
or change in judgment as to the realizability of deferred tax assets. The Company identifies items which are unusual and non-recurring in nature and treats these

as discrete events. The tax effect of

discrete items is recorded in

the quarter in which the discrete

events occur.

The Company’s

effective tax rate for the

three months ended March 31, 2022

and 2021 was
0.00
%, due primarily to its uncertainty of
realizing a benefit from net operating losses incurred during the period.
In assessing

the realizability

of deferred

tax assets,

management considers

whether it

is more

likely than

not that

some or

all of

the
recorded deferred

tax assets will

be realized.

The ultimate

realization of

deferred tax

assets is dependent

on the

generation of

future
taxable income in the periods in which those temporary differences become deductible.

Management considers the scheduled reversal
of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on these items
and the consecutive years of pretax losses (resulting from impairment), management determined that enough uncertainty exists relative
to

the

realization

of

the

deferred

income

tax

asset

balances

to

warrant

the

application

of

a

full

valuation

allowance

for

all

taxing
jurisdictions.
The Company files

income tax returns

in the U.S.

federal and various

state and local

jurisdictions. The Company

also files returns

in
numerous foreign jurisdictions

that have varied

years remaining open

for examination, but

generally the statute

of limitations is three
to four years from when the return is filed. As of March 31, 2022, the Company currently has no ongoing audits.
The

Company

has

US

net

operating

loss

(“NOL”)

carryforwards

for

federal

and

state

income

tax

purposes.

Use

of

the

NOL
carryforwards is limited under Section

382 of the Internal Revenue Code,

as we have had a change in ownership

of more than 50% of
our capital

stock over

a three-year

period as

measured under

Section 382

of the

Internal Revenue

Code. These

complex changes

of
ownership rules generally

focus on ownership changes

involving shareholders owning

directly or indirectly

5% or more of

our stock,
including certain public “groups” of

shareholders as set forth under Section

382 of the Internal Revenue Code,

including those arising
from

new stock

issuances and

other

equity transactions.

Some of

these NOL

carryforwards

will expire

if they

are not

used within
certain periods. At this time,

we consider it more

likely than not that

we will not have

sufficient taxable income

in the future that

will
allow us to realize these NOL carryforwards.

13. Net Loss Per Share
The Company’s unvested restricted

common shares have been excluded from the computation of basic net loss per share.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

19
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

as of March 31, 2022

and March 31, 2021

because including them
would have had an anti-dilutive effect:

March 31, March 31,
2022 2021
Options and RSUs issued and outstanding
20,574,077
19,712,504
Warrants issued and

outstanding stock
1,928,020
128,702
22,502,097
19,841,206
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

As of March 31, 2022, the Company had remaining prepayments to CROs of $
3.1

million and remaining prepayments to CMOs of $
2.6
million for activities

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

March 31, 2022, the

balance of short-term restricted cash/deposits
and the corresponding

short-term accrued liability

was $
0

and the balance

of long-term restricted

cash/deposits and the

corresponding
long-term accrued liability

was $
0
. For

the three months

ended March 31,

2022, the Company

did not recognize

any reduction of

research
and development expenses for amounts reimbursed through the grant.
Lease Agreements

The Company has short-term leases resulting in $
0.1

million short-term lease expense and less than $
0.1

million variable lease expense
during the three months ended March 31, 2022. As of March 31, 2022, the

Company has not entered into any finance lease agreements
or operating lease agreements resulting in the capitalization of a ROU asset or lease liability.
License Agreements

In August 2021,

Vaxxinity

entered into a

license agreement (the

“Platform License Agreement”)

with UBI and

certain of its

affiliates
that

expanded

intellectual

property

rights

previously

licensed

under

previously

issued

license

agreements

with

UBI.

As

part

of

the
agreement, Vaxxini

ty obtained a worldwide,

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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

20
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

on its financial position,

results of operations, or

cash
flows, and it has not accrued any liabilities related to such obligations as of March

31, 2022 and December 31, 2021.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of March 31,
2022 and December 31, 2021, the Company was not a party to any material legal matters or claims.

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

Company provides contributions equal to
4
% of each participant’s annual salary. During both
of the three months ended March 31, 2022 and 2021, the Company contributed less than

$
0.1

million to PRSA accounts.
16. Related Party Transactions
The Company has related party arrangements with UBI

and a number of its

affiliated companies listed namely, United Biomedical, Inc.,
Asia (“UBI-Asia”), UBI Pharma, Inc. (“UBI-P”), United BioPharma,

Inc (“UBP”) and UBI IP Holding (“UBI-IP”).
As of March 31, 2022

UBI owned
44
% of the Company’s stock. The majority of

the voting interests in both UBI

and the Company were
held by a group of immediate family members,

and as such the entities are under common control.
Total amounts

due to related parties were $
16.8

million and $
19.4

million as of March 31,

2022 and December 31,

2021, respectively.
Total amounts

due from related parties were $
0.4

million and $
0.4

million as of March 31, 2022 and

December 31, 2021, respectively.

Total service fees incurred

were $
0.8

million and $
8.7

million for the three months ended March 31, 2022 and 2021, respectively.

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

Under the arrangement, the

Company issues vendor payments

and provides
technical services mostly for

legal services on behalf

UBI-IP.

The Company bills UBI-IP

for services based on

the costs incurred with
no markup.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

21
Total related party operating

activity, including the activity described

above, are as follows (in thousands):
March 31, December 31,
2022 2021
Consolidated balance sheet
Assets
Prepaid expenses and other current assets $
3,546
$
3,517
Amounts due from related parties
399
393
Property and equipment, net
299
337
Liabilities
Amounts due to related parties
16,787
19,407
Accrued expenses
168
—
Three Months Ended March 31,
2022 2021
Operating expenses
Research and development
Services provided by related parties
784
10,633
Taiwan CDC grant reimbursement

from related party
—
(2,417)
General and administrative
Services provided by related parties —
507
17. Subsequent Events
The Company has

evaluated subsequent events

and has concluded

that no events

or transactions have

occurred that require

disclosure
in the accompanying consolidated financial statements,

except as follows:
Coalition for Epidemic Preparedness Innovations (“CEPI”)

Grant
In April

2022, the

Company entered

into an

agreement with

the Coalition

for Epidemic

Preparedness Innovations

(“CEPI”) whereby
CEPI has agreed to provide funding of up to US$
9.25

million to co-fund a Phase 3 clinical trial of Vaxxinity’s

next generation UB-612
COVID-19 vaccine candidate

as a heterologous –

or ‘mix-and-match’ – booster dose.

The Phase 3 trial,

which began in the

US earlier
this year, is evaluating

the ability of UB-612

to boost COVID-19 immunity against

the original strain and multiple

variants of concern
including Omicron - in people aged 16 years or older,

who have been previously immunized with an authorized COVID-19 vaccine.
The

Company

will

also

be

performing

further

manufacturing

scale-up

work

to

enable

readiness

for

a

pivotal

trial

and

potential
commercialization. If successful, a portion of the

released doses of the commercial product

will be delivered to the COVID-19 Vaccines
Global Access (“COVAX”)

consortium for distribution to developing countries at low cost.
Lease
In April 2022, the Company entered into

a facility lease agreement for an

additional
4,419

square feet of space in New

York, New York.
The lease is

estimated to commence

in April 2022

and expire March

2029

with no option

to renew.

The lease will

be recognized

and
measured in accordance with ASC 842 guidance.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be rea

d

together with our unaudited
condensed consolidated financial statements and related

notes and other financial information appearing elsewhere

in this Quarterly
Report. We

intend for this discussion to provide you with information that will assist you in understanding our unaudited condensed
consolidated financial statements, the changes in key items in those unaudited condensed consolidated financial statements from
period to period and the primary factors that accounted for those changes. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly

Report, including information with respect to

our plans and strategy for our business
and related financing, includes forward

-looking statements that involve risks, uncertainties and assumptions.

See the section of this
Quarterly Report titled “Special Note Regarding

Forward-Looking Statements” for a discussion of

forward-looking statements. As a
result of many factors, including those factors set forth

in the “Risk Factors” section of this Quarterly Report, our actual results could
differ materially from management’s

expectations and the results described in or implied by

the forward-looking statements contained
in the following discussion and analysis.
Overview
Vaxxinity

is engaged in the development and commercialization of rationally designed prophylactic and therapeutic vaccines to combat chronic

disorders and

infectious diseases

with large

patient populations

and unmet

medical needs.

While vaccines

have traditionally
been unable

to effectively

and safely

combat chronic

diseases, we

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

(“mAbs”) which, while generally

effective, are extremely
costly and cumbersome to administer,

and thus have limited accessibility.

Our pipeline primarily consists of five programs focused

on
chronic disease, particularly

neurodegenerative disorders, in

addition to other

neurology and cardiovascular

indications. Given the

global
COVID-19 pandemic and our Vaxxine

Platform’s applicability to infectious disease, we

are also opportunistically advancing a product
candidate that addresses SARS-CoV-2.
We separated our business from UBI

through two transactions:

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

Platform and pipeline candidates,

identifying and testing

potential product candidates

and conducting clinical
trials. We have also

developed a SARS CoV-2

antibody ELISA test, which received an EUA from the FDA in January 2021.
Our current pipeline consists of six programs from early to late-stage development, including five programs focused on chronic disease.
Our

neurodegenerative

chronic

disease

pipeline

has

three

primary

programs:

UB-311,

our

leading

neurology

product

candidate,

in
development for

Alzheimer’s Disease

(“AD”); UB-312,

in development

for Parkinson’s

Disease (“PD”)

and other

synucleinopathies;
and an anti-tau product candidate

which has the potential to

address multiple neurodegenerative conditions, including AD. Additionally, we have

two other

primary

programs

focused on

chronic

disease: UB-313,

which

targets

CGRP to

prevent

migraines; and

our anti-
PCSK9 program,

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
of our

UB-612 Phase

1, Phase

2, and

Phase 1

extension clinical

trials. An

EUA application

for UB-612

was denied

by the

TFDA in
August 2021.

We

are pursuing

accelerated pathways

to authorization

with regulators

in multiple

jurisdictions, including

high income
countries and LMICs, based on a Phase 3 heterologous booster trial of UB-612 that began in the first half of 2022.
To

date, our revenue

has been generated

from the modest

sales of our

ELISA test and

the sale of

an option to

negotiate a license

with
UNS (which option

has expired). As

a result,

our ability to

generate revenue sufficient to

achieve profitability will

depend on the

eventual
regulatory approval, and

commercialization of one

or more of

our product candidates.

We have not yet obtained

any regulatory approvals
for our pipeline product candidates.

We

have

principally

funded

our operations

through financing

transactions.

Through

March 31, 202

2, we

received gross

proceeds

of
$306.1

million

in

connection with

various

financial

instruments,

including

the

sale of

preferred

and

common

stock, the

issuance

of
promissory

notes (including

convertible promissory

notes (“Convertible

Notes”)), the

entry into

simple agreements

for future

equity
(“SAFEs”), and proceeds from our initial public offering.

Costs associated with research and development are the most significant component of our expenses. These costs can vary greatly from period to period depending on the timing

of various trials for our product

candidates. We expect our allocated research and development costs and

general and

administrative expenses to

increase over time

as we

expand the

number of

product candidates that

we are

advancing
and to incur increased costs as a result of operating as a public company.

Further, we anticipate incurring greater

selling and marketing
expenses if

we commercialize

any of

our product

candidates in

the future.

Our product

candidates are

in clinical

stage or

pre-clinical
stage development,

and we have

generated limited

revenue to date

and have incurred

significant operating

losses since inception.

Net
losses were $18.3 million and $32.0 million for the

three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022,
we had an accumulated deficit

of $247.7 million. We expec
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
•
seeking regulatory approvals for any product candidates that successfully complete clinical trials; and
•
undertaking pre-commercialization activities to establish sales, marketing

,

pharmacovigilance and distribution capabilities for
any product candidates for which we may receive regulatory approval in regions where we elect to commercialize products
on our own or jointly with third parties.
As of

the date

of this

Report, we

expect our

existing cash

and cash

equivalents will

be sufficient

to fund

our operating

expenses and
capital expenditure requirements for at least the next 12

months. We also

believe that cash and cash equivalents on

hand will enable us
to fund our operating expenses

and capital requirements into the

second half of 2023.

Thereafter, our viability will depend on our

ability
to raise additional capital to finance operations, to

successfully commercialize our product candidates and/or to enter into collaborations
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

have on

our financial

condition and

operations, but

the development

of clinical

supply materials

could be

delayed and
enrollment of patients in our studies may be delayed or suspended, as hospitals and clinics in areas where we are conducting trials shift
resources to cope with the COVID-19 pandemic

and may limit access or close facilities due to the COVID-19 pandemic. Additionally,
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

our results may

be materially adversely

affected. See

“Risk Factors—Risks Related

to Our Business

and Industry
in

our

Annual

Report

on

Form

10-K

for

the

year

ended

December

31,

2021—The

ongoing

coronavirus

pandemic

has

caused
interruptions or

delays of our

business plan.

Delays caused by

the coronavirus pandemic

may have a

significant adverse effect

on our
business.”

Components of Our Unaudited Condensed Consolidated Results of Operations
Revenue

No revenue

was generated

during the

three months

ended March

31, 2022.

Revenue for

the three

months ended

March 31,

2021 was
less than

$0.1 million

and consisted

of commercial

sales of

our ELISA

tests. We

do not

expect to

generate any

meaningful revenue
unless and until we obtain

regulatory approval of and commercialize

our product candidates, and we do

not know when, or if, this

will
occur. If our development efforts for our product candidates are successful and result in commercialization, we may generate additional revenue in

the future from

a combination of

product sales or

payments from collaboration

or license agreements

that we have

entered
into or may enter into with third parties. See “Risk Factors—Risks Related to the Discovery and Development of Product Candidates in
our Annual Report

on Form 10-K for

the year ended December

31, 2021. We

have incurred significant

losses since our inception.

We
expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”
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
We

rely on

related parties

for certain

services to

advance our

research and

development programs,

including manufacturing,

quality
control,

testing,

validation,

supply

services,

research

support,

development

and

clinical

functions.

During

the

three

months

ended
March 31, 2022 and 2021, related party expenses

were approximately 4% and 43% of our operating

expenses, respectively. We

expect
this reliance on related parties to continue to diminish in the future.
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

Liability

We issued a series of

Convertible Notes during the years 2018 through 2021,

a series of SAFEs during 2020 and 2021, and warrants to
purchase shares

of our Series

A-1 preferred

stock (“Series A-1

Warrants”)

during 2020, each

of which

were measured and

accounted
for at fair value. We

remeasured the fair value of each of the Convertible Notes, SAFEs and Series A-1 Warrants at each reporting date
and recognize changes

in the fair

value in our

unaudited condensed

consolidated statements of

operations. Inputs to

the calculation of
fair value generally included market and acquisition comparable(s) as well as other variables. In connection with the Reorganization, all outstanding Convertible

Notes, SAFEs,

and Series

A-1 Warrants

were exchanged

for shares

of Series

A preferred

stock, which

were
subsequently exchanged into shares of Class A common stock upon closing of the IPO in November 2021.
Loss on Foreign Currency

Translation, Net

Our foreign

subsidiaries, which are

wholly-owned by

Vaxxinity,

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

in the unaudited

condensed
consolidated financial statements.
Provision for Income Taxes

We have not recorded any significant amounts related to income tax but have reserved $0.6 million of unrecognized tax benefits against
NOLs. We have not

recorded any income tax benefits for the majority of our net losses we incurred to date.

We

account for

income taxes

using the

asset and

liability method,

which requires

the recognition of

deferred tax

assets and

liabilities
for the expected future tax

consequences of events that have

been included in the unaudited

condensed consolidated financial statements
or our tax returns.

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

income, the amount

and timing of which

are uncertain. Valuation

allowances are provided,

if, based upon the

weight
of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022, we
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

are revised

and refined.

Differences between

estimates and

final settlement

may occur

resulting in

additional tax
expense. Potential

interest and

penalties associated

with such

uncertain tax

positions is

recorded as

a component

of our

provision for
income taxes.

Factors Affecting the Comparability of Our Unaudited Condensed

Consolidated Results of Operations

Reorganization
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
adjusted

to

reflect

the Reorganization.

As a

result,

the

historical

financial

information

between

January

1,

2021

and March

2,

2021
described in this Quarterly Report refers to the combined historical financial information of UNS and COVAXX. Our operations for the three months ended March 31, 2022 reflects the operations of Vaxxinity and its subsidiaries. Our operations for the three months ended
March 31, 2021 reflects the

operations of UNS and COVAXX businesses on a condensed consolidated basis for the period from January
1, 2021 to March 1,

2021 and of Vaxxinity and its subsidiaries for the remainder of that three-month period. See Note 1 to our

unaudited
condensed consolidated financial statements included elsewhere in this Quarterly Report.

Condensed Consolidated Results of Operations
Comparison of the Three Months Ended March 31, 2022

and 2021
The following table summarizes our unaudited condensed consolidated results of operations for the three months ended March 31, 2022
and 2021, together with the dollar change in those items from period to period

(in thousands):

Three Months Ended March 31, Change
2022 2021 $ %
Revenue $ — $ 17 (17) -100%
Costs of revenue — 1 (1) -100%
Gross (loss) profit — 16 (16) -100%
Operating expenses:
Research and development 11,478 11,688 (210) -2%
General and administrative 6,686 8,584 (1,898) -22%
Total operating expenses 18,164 20,272 (2,108) -10%
Loss from operations (18,164) (20,256) 2,092 -10%
Other (income) expense:
Interest expense 105 511 (406) -79%
Interest income (5) — (5) 100%
Change in fair value of convertible notes — 2,667 (2,667) -100%
Change in fair value of simple agreements for future equity — 8,365 (8,365) -100%
Change in fair value of warrant liability — 214 (214) -100%
Loss (gain) on foreign currency translation, net (1) 8 (9) -113%
Other (income) expense, net 99 11,765 (11,666) -99%
Net loss $ (18,263) $ (32,021) 13,758 -43%
Revenue

Total revenue was $— million and less

than $0.1 million for

the three months ended

March 31, 2022 and 2021,

respectively. All revenue
and comparable decreases were due

to sales of our ELISA tests. We

are not actively pursuing

commercialization of our ELISA tests at
this time.
Gross Margin
Gross margin was $—

million and less than

$0.1 million for the

three months ended March

31, 2022 and 2021,

respectively. All

gross
margin and comparable decreases were due to sales

of our ELISA tests. We

are not actively pursuing commercialization of our

ELISA
tests at this time.
Research and Development Expenses
Research

and

development

expenses

were

$11.5

million

and

$11.7

million

for

the

three

months

ended

March 31,

2022

and

2021,
respectively.

The $0.2 decrease was comprised of

a $3.9 million decrease in allocated

costs (i.e., costs that can be directly

attributed to
a specific

clinical program)

,

and a

$3.7 million

increase in

unallocated

costs. The

decrease in

allocated costs

was primarily

due to

a
decrease of $6.0 million in

costs related to UB-612, partially

offset by increases in

spend of $0.9 million on our

PCSK9 program, $0.8
million on our UB-313 migraine

program and $0.7 million on

our UB-312 Parkinson’s

Disease program.

The $3.7

million increase in
unallocated

costs was

driven by

increased salaries

and personnel-related

costs of

$2.6 million,

stock-based compensation

expense of
$0.5 million and $0.2 million in rent and other overhead associated with laboratory space in Florida.

General and Administrative Expenses
General

and

administrative

expenses

were

$6.7

million

and

$8.6

million

for

the

three

months

ended

March 31,

2022

and

2021,
respectively. The $1.9 million decrease

was primarily due

to decreases in

professional services and

other expenses of

$1.2 million related
to our March 2021 Reorganization,

and decreases of $2.0 million in stock-based compensation

and recruiting expenses, partially offset
by increased audit fees of $0.4 million and insurance costs of $0.9 million related to being a public company, and increased salaries and
personnel-related costs of $0.1 million.

Interest Expense
Interest expense was $0.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. The $0.4 million decrease was due to the exchange of Convertible Notes for Series A preferred stock in connection with the Reorganization.

Interest Income
Interest income on cash was less than $0.1 million and $— million for the three months ended March 31, 2022 and 2021, respectively.
Change in Fair Value

of Convertible Notes, SAFEs and Series A-1 Warrant

Liability
In connection with the Reorganization, all outstanding Convertible Notes,

SAFEs and Series A-1 Warrants

were exchanged into shares
of Series A preferred

stock, which were

subsequently exchanged

into shares of

Class A common

stock upon the

closing of the

IPO in
November 2021.
The $2.7 million change in fair value of the Convertible Notes recognized during the three months ended March 31, 2021 related to the revaluation of the Convertible Notes

upon conversion to equity.

The $8.4 million change in

fair value of SAFEs recognized

during the
three months ended March 31, 2021 related to insight into the pricing of Vaxxinity’s next stock issuance at a higher valuation. The $0.2
million change in fair value of Series A-1 Warrants

recognized during the three months ended March

31, 2021 related to an increase in
value of the Series A-1 preferred stock.

Loss on Foreign Currency Translation, Net

The net

loss of

foreign currency

translation reflected

a de

minimis increase

in the

foreign

exchange rate

for the

three months

ended
March 31, 2022 compared to the three months ended March 31, 2021.

Liquidity and Capital Resources
Sources of Liquidity

We have generated limited revenue from sales

of our ELISA

tests and have not

yet commercialized any of

our product candidates, which
are

in

various

phases

of

pre-clinical

and

clinical

development.

Prior

to

going

public

in

late

2021,

we

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

we also generated

revenue from the

sale of an

option to negotiate

a license with

UNS (which option

has expired)
and the sales

of ELISA tests

in 2020 and

2021. During the

year ended December

31, 2021, we

raised a total

of $198.8 million,

which
consisted of $71.1 million

in net proceeds

from the issuance

of common stock in

connection with the

IPO, $122.8 million in

net proceeds
from the issuance

of Series B

preferred shares, $2.0

million in net

proceeds from the

issuance of convertible

debt, and $2.9

million in
net proceeds from the issuance of SAFEs. At March 31, 2022, we had $124.8 million in cash and cash equivalents, compared to $144.9 million as of

December 31, 2021. The

decrease in cash

and cash equivalents

balances for the periods

reported are primarily

due to the
factors described under “Cash Flows” below.

Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021

(in thousands):

March 31, December 31,
2022 2021
Balance Sheet Data:
Cash and cash equivalents 124,766 144,885
Restricted cash 78 172
Total assets 147,528 166,673
Total liabilities 34,873 38,054
Total stockholders' equity

(deficit)
112,655 128,619
Three Months Ended March 31,
2022 2021
Statement of Cash Flow Data:
Net cash flows used in operating activities $ (19,514) $ (28,241)
Net cash flows used in investing activities (713) —
Net cash flows provided by financing activities 14 46,280
Net increase in cash, cash equivalents and restricted cash $ (20,213) $ 18,039
Operating Activities
Net cash

used in

operating activities

for the

three months

ended March 31,

2022 was

$19.5 million,

primarily resulting

from a

$18.3
million

net loss,

an unfavorable

$3.8 million

change in

operating

assets and

liabilities and

total non-cash

items of

$2.5 million.

The
changes in

net operating

assets and liabilities

were primarily

due to a

decrease of $2.6

million in amounts

due to related

party,

a $1.3
million increase in accrued expenses and other current

liabilities, a $1.7 million decrease in

accounts payable and other liabilities, a $0.7
million decrease in

prepaid expenses, and

a $1.4 million decrease

in long-term deposits.

The primary non-cash

adjustments

to net loss
consisted of $2.2 million of stock-based compensation and $0.3 million in depreciation.

Investing Activities
Net cash used

in investing activities

totaled $0.7 million for

the three months

ended March 31, 2022.

The cash used

in investing activities
consisted primarily of the acquisition of equipment.

Financing Activities
Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2022. We repaid $0.1 million in relation to a note payable and received $0.1 million from the exercise of stock options.
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
As of the

date of this

Quarterly Report, we

expect our existing

cash and cash

equivalents will be

sufficient to fund our

operating expenses
over the next 12 months. As of March 31, 2022, other than our 2025 Note, we have no material debt obligations.
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

Contract Research and Manufacturing Organizations
We

recorded accrued

expenses of

$3.5 million

and $1.5

million in our

balance sheet

for expenditures

incurred by

CROs and

contract
manufacturers as of March 31, 2022 and December 31, 2021, respectively.

Tax

-Related Obligations
We have reserved

$0.6 million of unrecognized tax benefits against NOLs. Additionally,

as of three months ended March 31, 2022, we
accrued $0.2 million in interest and penalties related to prior year tax filings.
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

unaudited

condensed

consolidated financial

statements and

accompanying

notes. Management

bases its
estimates on

historical experience,

market and

other conditions,

and various

other assumptions

it believes

to be

reasonable. Although
these estimates are based

on management’s best knowledge of current events and actions that may impact us

in the future, the

estimation
process

is,

by

its

nature,

uncertain

given

that

estimates

depend

on

events

over

which

we

may

not

have

control.

In

addition,

if

our
assumptions change,

we may

need to

revise our

estimates, or

take other

corrective actions,

either of

which may

also have

a material
effect on our unaudited condensed consolidated financial statements. Significant estimates contained within these unaudited condensed
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

change from

those that

we anticipate,

our unaudited

condensed consolidated

financial statements

may be

materially
affected.
While our

significant accounting

policies are

described in

more detail

in the

notes to

our unaudited

condensed consolidated

financial
statements appearing elsewhere in this Quarterly Report, we believe that the following critical accounting policies and estimates have

a
higher degree of inherent uncertainty and require our most significant judgments.
Accrued Research and Development Expenses
As part

of the

process

of preparing

our

unaudited

condensed

consolidated

financial

statements,

we

are required

to estimate

accrued
research and development expenses. As we advance our programs,

we anticipate conducting more complex clinical studies resulting in
greater research

and development

expenses, which

will place

even greater

emphasis on

the accrual.

This process

involves reviewing
open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our
behalf and estimating the level of service

performed and the associated cost incurred for

the service when we have not

yet been invoiced
or otherwise notified of

actual costs. The majority

of our service providers

invoice in arrears

for services performed, on

a pre-determined
schedule or when contractual milestones are met; however, some require advance payments. We make estimates of accrued expenses as of each balance sheet date

in the unaudited condensed consolidated

financial statements based on facts

and circumstances known to us
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

we adjust

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
We

classify stock-based compensation

expense in our

unaudited condensed consolidated

statements of operations

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

U.S.

Treasury

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

Simple Agreement for Future

Equity
During the

three months

ended March

31, 2021,

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

defined in Note 3 to

our unaudited
condensed consolidated financial statements included

elsewhere in this

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
events

of

default

and

prepayment

provisions.

We

determined

that

a

portion

of

the

Convertible

Notes

contained

a

liquidity

event
provision, requiring them to

be measured and accounted

for at fair value at each

reporting date. We

determined that Convertible Notes
requiring a measurement to fair value represented a recurring measurement that was classified within Level 3 of the fair value hierarchy
wherein fair value is estimated using significant unobservable inputs, as disclosed and defined in Note 3 in our Annual Report on Form
10-K for the year ended December 31, 2021.
Taiwan

Centers for Disease Control Grant
UBIA, which is responsible for applying for

and managing grants on our behalf, was

awarded a grant by the Taiwan Centers for Disease
Control (“TCDC”) for COVID-19

vaccine development. The

grant provides that costs

incurred to complete the

two phases of

the clinical
trial will be reimbursed

based on the achievement

of certain milestones as

defined in the

agreement. We

are entitled to reimbursement
under the TCDC

grant. At each

reporting date,

we assess the

status of all

of the activities

involved in

completing the

clinical study

in
relation

to

the

milestones.

We

account

for

the

amounts

that

have

been

received

from

the TCDC

to

reimburse

costs

incurred

on

the
clinical study

and not

expected to

be refunded

back to

the TCDC

as contra

research and

development expenses

in the

accompanying
unaudited condensed consolidated statement of operations.
Item 3. Quantitative and Qualitative Disclosures About

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

March 31,

2022, indicated

that a

hypothetical 10%
increase or decrease in applicable foreign currency exchange rates would not have a material effect on our financial results.
Interest Rate Risk

We are

exposed to market risk related

to changes in interest rates. As of

March 31, 2022 and December 31,

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
the fixed interest

rate of the

2025 Note, we

believe there is

no material exposure

to interest rate

risk. The results

of the analysis

based
on our financial position as of

March 31, 2022, indicated that a hypothetical 100 basis point increase or decrease in risk-free rates would
not have a material effect on our financial results.
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

March

31,

2022,

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

ended March

31, 2022

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

Item 1A. Risk Factors.
As a smaller reporting

company (as defined in

Rule 12b-2 of the Exchange

Act), we are not required

to provide the information called
for by this Item 1A. Risk factors describing the major risks to our business can be found under Item 1A., “Risk Factors,”

in our Annual
Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarterly period ended March 31, 2022.
Use of Proceeds
On November

15, 2021,

the Company

closed its

IPO, as

discussed in

Note 1

of our

consolidated financial

statements in

the Annual
Report

on

Form

10-K

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
3.2

Amended and Restated Bylaws of Vaxxinity, Inc. to be in effect upon the completion of this offering (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K (File No. 001 -41058) filed on November 17, 2021).
4.1
Warrant to Purchase Shares of Class A Common Stock of Vaxxinity, Inc. (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).
4.2
Description of Registered Securities
*
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
§
10.4
Platform License Agreement, dated as of August 5, 2021, among Vaxxinity, Inc., United Biomedical, Inc., UBI IP
Holdings and UBI US Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form
S-1 (File No. 333-260163) filed on October 8, 2021).
§

10.5
United Neuroscience 2017 Share Option and Grant Plan (incorporated by reference to Exhibit 10.5 of our Registration
Statement on Form S-1 (File No. 333-260163) filed on October 8, 2021).

†
10.6
C19 Corp. 2020 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (File No. 333-260163) filed on October 8, 2021).

†
10.7
Vaxxinity, Inc. 2021 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.7 of our Registration
Statement on Form S-1 (File No. 333-260163) filed on October 8, 2021).

†
10.8
Letter agreement by and between United Neuroscience, LLC and Dr. Farshad Guirakhoo, dated May 4, 2020
(incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1 (File No. 333-260163) filed on
October 8, 2021).

†
10.9
Vaxxinity, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 of our
Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).

†
10.10

Vaxxinity, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 of our Registration
Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).

†
10.11
Form of Incentive Stock Option Grant Notice under the 2021 Stock Option and Grant Plan (incorporated by reference to
Exhibit 10.11 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).

†
10.12
Form of Non-Qualified Stock Option Grant Notice under the 2021 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5,
2021).

†
10.13
Form of Restricted Stock Award Notice under the 2021 Stock Option and Grant Plan (incorporated by reference to
Exhibit 10.13 of our Registration Statement on Form S-1/A (File No. 333 -260163) filed on November 5, 2021).

†
10.14
Form of Notice of Stock Option Award 2021 Omnibus Incentive Compensation Plan (incorporated by reference to
Exhibit 10.14 of our Registration Statement on Form S-1/A (File No. 333 -260163) filed on November 5, 2021).

†
10.15
Form of Notice of Restricted Stock Unit Award 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 of our Registration Statement on Form S-1/A (File No. 333-260163) filed on November 5, 2021).

†
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002**
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
**

Furnished herewith.
†

Indicates management contract or compensatory plan, contract or arrangement.

§

Portions of the

exhibit, marked by

brackets, have been

omitted because the

omitted information (i) is

not material and

(ii) would
likely cause competitive harm if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf
by the undersigned, thereunto duly authorized on May 9, 2022.

VAXXINITY,

INC.
By: /s/ Mei Mei Hu
Mei Mei Hu,

President and Chief Executive Officer
(Principal executive officer)
By: /s/ Jason Pesile
Jason Pesile
Senior Vice President, Finance &

Accounting
(Principal financial and accounting officer)