Form 10-Q
period 2022-06-30
Vaxxinity, Inc.
filed 2022-08-11
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022
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
☐

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).
☐
As of August 10, 2022, the registrant had
112,149,705

shares of $0.0001 par value Class A common stock outstanding

and
13,874,132

shares of $0.0001 par value
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
9

Notes to Condensed Consolidated Financial Statements
10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
23
Item 3. Quantitative and Qualitative Disclosures About Market Risk
34
Item 4. Controls and Procedures
34
PART II—Other Information
Item 1. Legal Proceedings
36
Item 1A. Risk Factors
36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
36
Item 6. Exhibits
36

Signature
38

PART

I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VAXXINITY,

INC.
CONDENSED CONSOLIDATED

BALANCE SHEETS
(in thousands, except share and per share amounts)
June 30, December 31,
2022 2021
(Unaudited)
Assets
Current assets:
Cash and cash equivalents $
109,066
$
144,885
Restricted cash
4,708
172
Amounts due from related parties
400
393
Prepaid expenses and other current assets
7,848
8,851
Total current assets
122,022
154,301
Property and equipment, net
12,898
12,372
Long-term deposits
2,076
—
Total assets $
136,996
$
166,673
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable $
338
$
3,192
Amounts due to related parties
16,724
19,407
Accrued expenses and other current liabilities
11,844
4,519
Notes payable
384
376
Total current liabilities
29,290
27,494
Other liabilities
Notes payable, net of current portion
10,129
10,323
Other long-term liabilities
236
237
Total liabilities
39,655
38,054
Commitments and contingencies (Note 16)
Preferred stock: $
0.0001

par value,
50,000,000

shares authorized at June 30, 2022 and December

31, 2021
—
—
Stockholders’ equity:
Class A common stock, $
0.0001

par value;
1,000,000,000

shares authorized,
112,129,705

and
111,518,094

shares issued and
outstanding at June 30, 2022 and December 31, 2021, respectively
278
278
Class B common stock, $
0.0001

par value;
100,000,000

shares authorized,
13,874,132

shares issued and outstanding at June
30, 2022 and December 31, 2021
—
—
Additional paid-in capital
362,059
357,822
Accumulated deficit
(264,996)
(229,481)
Total stockholders’ equity
97,341
128,619
Total liabilities and stockholders’ equity $
136,996
$
166,673
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)
Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Revenue $ — $ — $ — $
17
Cost of revenue —
1,927
—
1,928
Gross profit —
(1,927)
—
(1,911)
Operating expenses:
Research and development
10,664
19,020
22,142
30,709
General and administrative
6,560
5,846
13,246
14,430
Total operating expenses
17,224
24,866
35,388
45,139
Loss from operations
(17,224)
(26,793)
(35,388)
(47,050)
Other (income) expense:
Interest expense
105
109
210
620
Interest income
(75)
(2)
(80)
(2)
Change in fair value of convertible notes — — —
2,667
Change in fair value of simple agreement for future
equity — — —
8,365
Change in fair value of warrant liability — — —
214
(Gain) loss on foreign currency translation, net
(2)
8
(3)
16
Other (income) expense
28
115
127
11,880
Net loss $
(17,252)
$
(26,908)
$
(35,515)
$
(58,930)
Net loss per share, basic and diluted $
(0.14)
$
(0.39)
$
(0.28)
$
(0.86)
Weighted average

common shares outstanding, basic and
diluted
125,948,595
68,702,833
125,829,764
68,627,943
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
81
— — — — — — — — — — — —
15,365,574
122,843
122,843
Balance at June 30, 2021
—
$
—
—
$
—
—
$
—
—
$
—
—
$
—
62,223,095
$
128,439
15,365,574
$
122,843
$
251,282
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
(229,481)
$
128,619
Issuance of common stock upon exercise of stock options
611,611
— — — — —
233
—
233
Stock-based compensation expense — — — — — —
4,004
—
4,004
Net loss — — — — — — —
(35,515)
(35,515)
Balance at June 30, 2022
112,129,705
$
278
13,874,132
$ — — $ — $
362,059
$
(264,996)
$
97,341
Common Stock-Class A Common Stock-Class B Treasury Stock
Shares Amount Shares Amount Shares Amount
Additional Paid-in
Capital
Accumulated
Deficit
Stockholders’
Equity (Deficit)
Balance at December 31, 2020
60,360,523
$
272
10,999,149
$ —
(3,169,093)
$
(23)
$
4,682
$
(92,306)
$
(87,375)
Issuance of common stock upon exercise of stock options
27,855
— — — — —
10
—
10
Vesting of restricted stock
15,405
— — — — — — — —
Issuance of common stock upon stock grant
485,837
— — — — —
103
—
103
Reclassification of Class A common stock to Class B common stock
(2,874,984)
—
2,874,984
— — — — — —
Retirement of treasury stock upon reorganization
(3,169,093)
— — —
3,169,093
23
(23)
— —
Stock-based compensation expense — — — — — —
4,139
—
4,139
Net loss — — — — — — —
(58,930)
(58,930)
Balance at June 30, 2021
54,845,543
$
272
13,874,133
$ —
—
$
—
$
8,911
$
(151,236)
$
(142,053)
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CASH FLOWS
(in thousands)
(Unaudited)
Six Months Ended June 30,
2022 2021
Cash flows from operating activities:
Net loss $
(35,515)
$
(58,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense
725
565
Amortization of debt issuance costs
27
235
Stock-based compensation expense
4,004
4,242
Non-cash consulting expense —
258
Change in fair value of convertible notes —
2,667
Change in fair value of warrant liability —
214
Change in fair value of simple agreement for future equity —
8,365
Changes in operating assets and liabilities:
Accounts receivable —
26
Amounts due from related parties
(7)
(11)
Prepaid expenses and other current assets
1,003
(12,089)
Long-term deposits
(2,076)
—
Deferred offering costs —
(532)
Accounts payable
(2,854)
4,865
Amounts due to related parties
(2,683)
5,257
Accrued expenses and other current liabilities
7,326
1,418
Other long-term liabilities
(1)
(2,502)
Net cash used in operating activities
(30,051)
(45,952)
Cash flows from investing activities:
Purchase of property and equipment
(1,252)
—
Net cash used in investing activities
(1,252)
—
Cash flows from financing activities:
Proceeds from issuance of notes payable with related parties —
2,000
Repayment of convertible notes payable —
(2,000)
Repayment of notes payable
(213)
(96)
Proceeds from issuance of simple agreement for future equity —
2,900
Proceeds from issuance of Series B convertible preferred stock,

net of issuance costs
—
122,843
Proceeds from exercise of stock options
233
10
Net cash provided by financing activities
20
125,657
Increase (decrease) in cash, cash equivalents, and restricted cash
(31,283)
79,705
Cash, cash equivalents, and restricted cash at beginning of

period
145,057
31,198
Cash, cash equivalents, and restricted cash at end of period $
113,774
$
110,903
Supplemental Disclosure
Cash paid for interest $
185
$
126
Noncash Financing Activities
Exchange of Series Seed, Series Seed-1, Series Seed-2, Series

A-1 and Series A-2 for Series A preferred

stock
$ — $
62,475
Conversion of simple agreement for future equity into Series A preferred stock
$ — $
2,205
Conversion of convertible notes payable into Series A

preferred stock
$ — $
27,545
Conversion of notes payable with related parties into Series

A preferred stock
$ — $
35,600
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

of neurology,
pain, cardiovascular diseases and coronaviruses utilizing its “Vaxxine

Platform”—a peptide vaccine technology first developed by UBI and subsequently refined

over the last

two decades. The

Company is engaged

in the development

and commercialization

of rationally
designed prophylactic

and therapeutic

vaccines to

combat chronic

disorders and

infectious diseases

with large

global unmet

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

and extensive compliance

-reporting capabilities.

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
Liquidity
As of

June 30,

2022,

the Company

had

$
109.1

million

of cash

and

cash equivalents.

As of

June 30,

2022,

the Company

also had

a
Restricted Cash balance

of $
4.7

million of which

$
4.6

million is restricted

for the reimbursement

of certain research

and development
expenses related to

our UB-612

COVID-19 vaccine program.

To

date, the Company

has primarily financed

its operations through

the
sale of convertible

preferred stock and

common stock, borrowings

under promissory notes

(including Convertible

Notes), a portion of
which

has

been

raised

from

related

party

entities,

and

grants

from

foundations

such

as

the

Coalition

for

Epidemic

Preparedness
Innovations (CEPI)

and the

Michael J.

Fox Foundation

(MJFF). The

Company has

experienced significant

negative cash

flows from
operations since inception, and incurred

a net loss of $
35.5

million for the six months

ended June 30, 2022. Net cash

used in operating
activities for the six months ended June 30, 2022 was $
30.1

million. In addition, as of June 30, 2022, the Company has an accumulated deficit of

$
265.0

million. The

Company expects

to incur

substantial operating

losses and

negative cash

flows from

operations for

the
foreseeable future. As of the date these financial statements were available to be issued, the Company expects its existing cash and cash equivalents to be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months.
In order

to continue

to fund

future research

and development

activities, the

Company

will need

to seek

additional capital.

This may
occur through

strategic alliances,

licensing arrangements,

grants and/or

future public

or private

debt or

equity financings.

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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

12
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

These interim

condensed consolidated

financial statements

are unaudited

and, in

the opinion

of management,

include all

adjustments
(consisting of normal

recurring adjustments and

accruals) necessary to

fairly present the

results of the interim

periods. The condensed
consolidated balance sheet at December 31, 2021, has been derived from the audited financial statements at that date. Operating results for the three and six

months ended June 30, 2022 and

cash flows for the six months

ended June 30, 2022 are

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

The Company has elected to apply the short-term expedient to leases with
a lease term of 12 months or less, which does not subject the leases to capitalization.
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
our

annual

financial

statements

for

the

year

ended

December 31,

2021.

There

have

been

no

changes

to

the

Company’s

significant
accounting policies during the three and six months ended June 30, 2022.
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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

13
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
June 30, 2022 Level 1 Level 2 Level 3 Total
Assets:
Money market account $
109,010
$ — $ — $
109,010
Total assets $
109,010
$ — $ — $
109,010
December 31, 2021 Level 1 Level 2 Level 3 Total
Assets:
Money market account $
139,794
$ — $ — $
139,794
Total assets $
139,794
$ — $ — $
139,794
During the three and six months ended June 30, 2022 and the year ended December 31, 2021, there were
no

transfers between Level 1,
Level 2 and Level 3.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):
June 30, December 31,
2022 2021
Prepaid materials and supplies $
3,524
$
3,517
Deposits
2,218
4,379
Clinical prepayments
1,746
614
Other
360
341
$
7,848
$
8,851

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

14
The Company’s prepaid material and supplies related to enzyme-linked immunosorbent assay (“ELISA”) test production, of which $
1.0
million was paid to a related

party and $
2.5

million related to materials to be

utilized during its Phase 3 COVID-19 vaccine

clinical trial.
5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):
June 30, December 31,
2022 2021
Airplane $
11,983
$
11,983
Laboratory and computer equipment
2,791
1,831
Fixed assets not yet placed into service
464
199
Software
169
168
Facilities, furniture and fixtures
111
85
Vehicles
87
87
Total property

and equipment
15,605
14,353
Less: accumulated depreciation
(2,707)
(1,981)
Property and equipment, net $
12,898
$
12,372
Depreciation expense

for the three

and six months

ended June 30, 2022

was $
0.4

million and $
0.7

million, respectively.

Depreciation
expense for the three and six months ended June 30, 2021 was $
0.3

million and $
0.6

million, respectively.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):
June 30, December 31,
2022 2021
Accrued external research and development $
7,815
$
1,501
Accrued bonuses
2,312
2,294
Accrued professional fees and other
1,687
692
Accrued interest
30
32
$
11,844
$
4,519
Accrued external research and development includes

$
4.6

million in grant monies received

from CEPI during the six

months ended June
30, 2022 not yet applied against research and development expense.
7. Other Long-Term

Liabilities
Other long-term liabilities consisted of the following (in thousands):
June 30, December 31,
2022 2021
Accrued tax provision
236
236
Accrued rent —
1
$
236
$
237
As of June

30, 2022 and

December 31, 2021,

approximately $
0.2

million of

the accrued tax

provision relates

to penalties and

interest
the Company

may be

subject to

paying for

late filing

fees related

to a

foreign subsidiary.

The Company

expects these

amounts to

be
forgiven but has accrued for them until the statute of limitations expires and it is appropriate to write them off.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

15
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

During each of the three and six months ended June 30, 2021, the Company recognized interest expense of less than $
0.1

million on the
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
19
19
Conversion
(2,000)
(205)
(2,205)
June 30, 2021 $
100
$
8
$
108
Note Payable—Airplane
In connection with

the acquisition of

an airplane, the Company

entered into a note

payable agreement (the

“2025 Note”) in

June 2020
for $
11.5

million, with an annual interest rate of
3.4
% and a maturity date of June

9, 2025. Principal and interest payments

are payable
monthly in the amount of $
0.1

million with a final payment of $
9.4

million at maturity. The 2025 Note is guaranteed by the co-founders of the Company. In addition, the Company

incurred debt issuance costs of $
0.3

million, which are being amortized over the term of the
loan. There are no financial covenants associated with the 2025 Note.

The carrying value of the 2025 Note is as follows (in thousands):

June 30, December 31,
2022 2021
Principal $
10,670
$

10,883
Unamortized debt issuance cost
(157)
(184)
Carrying amount
10,513
10,699
Less: current portion
(384)
(376)
Note payable, net of current portion and debt issuance cost $
10,129
$
10,323

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

16
As of June 30, 2022, the remaining principal payments for the 2025 Note, are as follows (in thousands):

Amount
2022 $
216
2023
444
2024
458
2025
9,552
$
10,670
Interest expense

associated with

the 2025

Note was

$
0.1

million and

$
0.2

million for

the three

and six

months ended

June 30, 2022,
respectively.

Interest

expense

associated

with

the 2025

Note

was

$
0.1

million

and

$
0.2

million

for

the

three

and

six

months

ended
June 30, 2021, respectively.

As of June 30, 2022, accrued interest of less than $
0.1

million was included in accrued expenses and other
liabilities in the accompanying condensed consolidated balance sheets as of

June 30, 2022 (unaudited) and December 31, 2021.
Note Payable—Paycheck Protection Program
The Company

applied for

and received

a loan,

which is

in the

form of

a note

dated May

5, 2020,

from HSBC

Bank USA,

National
Association (“HSBC”)

in the aggregate

amount of approximately

$
0.3

million (the “PPP

Loan”), pursuant

to the Paycheck

Protection
Program (“PPP”).

The PPP,

established as

part of

the Coronavirus

Aid, Relief

and Economic

Security Act

(“CARES Act”),

provides
for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. As of
June 30, 2021, there were no events of default under the PPP Loan.

The Company paid off the PPP Loan in full, including all accrued but unpaid interest to the repayment date, in August 2021.
9. Convertible Preferred Stock
In connection with

the Reorganization, each

UNS convertible preferred share

was exchanged for
0.2191

shares of Vaxxinity

preferred
stock and

each share of

COVAXX

convertible preferred

stock was exchanged

for
3.4233

shares of Vaxxinity

preferred stock.

During
the first

and second

quarters of

2021, the

Company raised

gross proceeds

of $
122.9

million in

connection with

its Series

B preferred
stock financing. The

Company issued a total

of
15,365,574

shares at a price

of $
8.00

per share. All shares

of the Company’s

Series B
preferred stock converted

into shares

of the Company’s Class

A common stock

concurrently with

the closing

of the

initial public offering.

As of

June 30, 2022

and December

31, 2021,

Vaxxinity’s

Amended and

Restated Certificate

of Incorporation

authorized
50,000,000
shares of preferred stock with a par value of $
0.0001

per share. There were no shares of preferred stock outstanding as of June 30, 2022 and December 31, 2021.
10. Common Stock
As explained

in Note

1, in

accordance with

the Contribution

and Exchange

Agreement, on

March 2,

2021, all

outstanding shares

of
common

stock

of

UNS

and

COVAXX

were

contributed

to

Vaxxinity

and

exchanged

for

an

aggregate

of
60,360,523

shares

of
Vaxxinity’s

Class A common

stock and
10,999,149

shares of Vaxxinity’s

Class B common

stock. Each

UNS share of

common stock
was exchanged

for
0.2191

shares of Vaxxinity

common stock and

each share of

COVAXX

common stock

was exchanged for
3.4233
shares of Vaxxinity

common stock.

As of June 30, 2022 and December 31, 2021, Vaxxinity’s

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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

17
Holders of common

stock are entitled to

receive, ratably,

dividends as may

be declared by

Vaxxinity’s

board of directors out

of funds
legally available therefor if the board of directors, in its discretion, determines to issue dividends.

The Company has reserved shares of common stock for issuance for the following purposes:

June 30, December 31,
2022 2021
Options and RSUs issued and outstanding
20,639,861
21,387,909
Options available for future grants
6,328,932
7,209,538
Warrants issued and

outstanding
1,928,020
1,928,020
28,896,813
30,525,467
11.

Stock-Based Compensation
2021 Omnibus Incentive Compensation Plan
In

November

2021,

the

Company

established

the

2021 Omnibus

Incentive

Compensation

Plan

(the

“Plan”),

which

provides

for

the
Company

to

grant

nonqualified

stock

options,

incentive

(qualified)

stock

options,

stock

appreciation

rights,

restricted

share

awards,
restricted stock units, performance awards, cash incentive awards and other equity-based awards (including fully vested shares).

The maximum number of shares of common stock that can be issued under the Plan is
8,700,000

Class A shares. This number increases
automatically

on January

1 of

each year,

commencing

January 1,

2023, by

the number

of shares

equal to

the lesser

of (i)
4
% of

the
outstanding

shares

of

our

common

stock

on

the

immediately

preceding

December

31,

(ii)

the

number

of

shares

determined

by

the
Compensation Committee, if any

such determination is made, and

(iii) the number of shares underlying

any awards granted during

the
preceding calendar year, net of the shares

underlying awards canceled or forfeited under the Plan.
Stock Options
As of June 30, 2022 there were options for
13,977,406

shares of Class A stock outstanding and options for
6,362,455

shares of Class B
stock outstanding,

of which
8,748,337

Class A and
4,921,089

Class B shares

were exercisable,

respectively.

As of June 30,

2022, the
maximum number of stock options awards available for future issuance under the Company’s plans is
6,328,932
.
The following table summarizes stock option activity during the six months ended June 30, 2022:

Number of Stock
Options
Outstanding
Weighted Price
Per Share
Weighted
Contractual
Term

(years)
Aggregate
Intrinsic Value
(in thousands)
Balance at December 31, 2021
21,387,909
$
5.25
7.4
$
49,684
Granted
1,024,221
3.26
Exercised
(1,013,541)
(3.40)
Forfeited
(1,058,728)
(7.36)
Balance at June 30, 2022
20,339,861
$
5.12
7.3
$
8,648
Options vested and exercisable at June 30, 2022
13,669,426
$
4.50
6.9
$
7,879
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock as of June 30, 2022.
The intrinsic value of options exercised during the six months ended

June 30, 2022 was $
4.4

million.
The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2022 was $
2.42
.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

18
Restricted Stock
The following table summarizes the Company’s

restricted stock activity for the six months ended June 30, 2022:

Number of
Shares
Weighted
Average
Grant Date
Fair Value
Per Share
Unvested at December 31, 2021 — $ —
Issued
300,000
3.76
Unvested at June 30, 2022
300,000
$
3.76
Stock-based compensation expense recognized on restricted stock was less than $
0.1

million for the six months ended June 30, 2022.
Stock-Based Compensation Expense
The

Company

recorded

stock-based

compensation

expense

in

the

following

expense

categories

in

the

accompanying

unaudited
condensed consolidated statements of operations (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
General and administrative $
1,008
$
597
$
2,379
$
3,867
Research and development
818
205
1,625
375
Total stock-based

compensation expense
$
1,826
$
802
$
4,004
$
4,242
As of

June 30,

2022,

total

unrecognized

compensation

cost

related

to

the

unvested

stock-based

awards

was $
21.1

million,

which

is
expected to be recognized over a weighted average period of
2.7

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

six months

ended June

30, 2022

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
to

the

realization

of

the

deferred

income

tax

asset

balances

to

warrant

the

application

of

a

full

valuation

allowance

for

all

taxing
jurisdictions.
The Company files

income tax returns

in the U.S.

federal and various

state and local

jurisdictions. The Company

also files returns

in
numerous foreign jurisdictions

that have varied

years remaining open

for examination, but generally

the statute of

limitations is three
to four years from when the return is filed. As of June 30, 2022, the

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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

19
certain periods. At this time,

we consider it more

likely than not that

we will not have

sufficient taxable income

in the future that

will
allow us to realize these NOL carryforwards.
13. Net Loss Per Share
The Company’s unvested restricted

common shares have been excluded from the computation of basic net loss per share.

The

Company’s

potentially

dilutive

securities,

which

include

options,

unvested

restricted

stock,

convertible

notes

payable

and
convertible preferred stock, have

been excluded from the computation

of diluted net loss per share

as the effect would be

to reduce the
net loss per share.

Therefore, the weighted average

number of common

shares outstanding used to

calculate both basic and

diluted net
loss per share is the

same. The Company excluded

the following potential common

shares, presented based on

amounts outstanding at
each period end, from the computation of diluted net loss per share as of June 30, 2022 because including them would have had an anti-
dilutive effect:

June 30, June 30,
2022 2021
Series A preferred stock —
39,989,083
Series B preferred stock —
9,875,037
Options and RSUs issued and outstanding
20,639,861
20,325,228
Warrants issued and

outstanding stock
1,928,020
128,702
22,567,881
70,318,050
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

As of June 30,

2022, the Company had

remaining prepayments to

CROs of $
2.8

million and remaining prepayments

to CMOs of $
2.5
million for activities

associated with the conduct

of its clinical

trials and for

the production of

the Company’s anticipated vaccine product
candidate.

Michael J. Fox Foundation Grant

On November 3,

2021, the Company

was awarded a

grant from the

Michael J. Fox

Foundation for Parkinson’s

Research (“MJFF”) in
the amount of $
0.8

million to be used

in a project for

the exploration of markers

for target engagement

in individuals immunized

with
UB-312, an

active
a
-Synuclein immunotherapy.

The Company

will oversee

sample management,

sample preparation

(IgG fractions)
and

distribution,

as

well

as

characterize

the

binding

properties

of

the

antibodies

against

pathological

forms

of

aSyn.

As

funding

is
expected to be received in tranches over a two-year

period, and the amounts received in each tranche are

expected to be utilized within
twelve months, the funds received are recognized as a short-term accrued liability.

The Company recognizes payments from MJFF as a
reduction of research and development expenses, in the same period as the expenses that the grant is intended to reimburse are incurred.
As of June 30, 2022, the balance of the short-term accrued liability was less than $
0.1

million. For the six months ended June 30, 2022,
the Company did not recognize any reduction of research and development expenses for amounts reimbursed through the grant.
Coalition for Epidemic Preparedness Innovations (“CEPI”) Grant
In April

2022, the

Company entered

into an

agreement with

the Coalition

for Epidemic

Preparedness Innovations

(“CEPI”) whereby
CEPI has

agreed to

provide

funding of

up to

$9.3 million

to co-fund

a Phase

3 clinical

trial of

Vaxxinity’s

next generation

UB-612
COVID-19 vaccine candidate

as a heterologous

– or ‘mix-and-match’

– booster dose. The

Phase 3 trial, which

began earlier this year,
is evaluating the ability of UB-612

to boost COVID-19 immunity against

the original strain and multiple variants

of concern including
Omicron - in people aged 16 years or older, who

have been previously immunized with an authorized COVID-19 vaccine.
The Company will also be performing further manufacturing scale-up work to enable readiness for potential commercialization.

Under
the terms of the

agreement with CEPI, if

successful, a portion of

the released doses of

the commercial product

will be delivered to

the
COVID-19 Vaccines

Global Access (“COVAX”)

consortium for distribution to developing countries at low cost.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

20
Cash payments received in advance under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred.

As funding is expected to be received in tranches over an eighteen month period,

and the amounts
received in each tranche are expected to the utilized within twelve months, the funds received are reflected within restricted cash with a corresponding short-term accrued liability.

The Company recognizes payments from

CEPI as a reduction of research

and development
expenses, in the same period as the expenses that the

grant is intended to reimburse are incurred. As of June 30, 2022, the balance of the
restricted

cash

and

short-term

accrued

liability

was

$
4.6

million.

For

the

three

and

six

months

ended

June

30,

2022,

the

Company
recognized a reduction of $
1.5

million of research and development expenses.
Lease Agreements

In April 2022, the

Company entered into a

facility lease agreement for
4,419

square feet of office

space in New York,

New York.

The
lease commenced in April 2022

and will expire March 2029 with

no option to renew.

This lease and its terms were

reviewed using the
guidance found in ASC 842.

Since the lease has a non-cancellable period of one year, and after the first year both the Company and the landlord have the

option to early

terminate the lease

for any or

no reason,

the Company has elected

to apply the

short-term expedient,
which does not subject the New York

lease to capitalization.

The Company’s

short-term leases

resulted in

$
0.1

million short-term

lease expense

and less

than $
0.1

million variable

lease expense
during the three months ended

June 30, 2022 and $
0.2

million short-term lease expense and less

than $
0.1

million variable lease expense
during the six months ended June 30, 2022.

License Agreements

In August 2021,

Vaxxinity

entered into a

license agreement (the

“Platform License Agreement”)

with UBI and

certain of its

affiliates
that

expanded

intellectual

property

rights

previously

licensed

under

previously

issued

license

agreements

with

UBI.

As

part

of

the
agreement, Vax

xinity obtained a worldwide,

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

on its financial position,

results of operations, or

cash
flows, and it has not accrued any liabilities related to such obligations as of June

30, 2022 and December 31, 2021.

Legal Proceedings

From time to

time, the Company

may become involved

in legal proceedings

arising in the ordinary

course of business. As

of June 30,
2022 and December 31, 2021, the Company was not a party to any material legal matters or claims.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

21
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

Company provides contributions equal to
4
% of each participant’s annual salary. During both
of the three and six months ended June 30, 2022 and 2021, the Company contributed less than $
0.1

million to PRSA accounts.
16. Related Party Transactions
The Company has related party arrangements with UBI

and a number of its

affiliated companies listed namely, United Biomedical, Inc.,
Asia (“UBI-Asia”), UBI Pharma, Inc. (“UBI-P”), United BioPharma,

Inc (“UBP”) and UBI IP Holding (“UBI-IP”).
As of June 30, 2022 UBI owned
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
UBP MSA - United BioPharma, Inc provide the Company with manufac turing, testing and validation.
COVID MSA (“COVID

MSA”) - COVID

MSA provides that UBI

acts as COVAXX’s

agent with respect

to matters relating
the

Company’s

COVID-19

program

and

provides

research,

development,

manufacturing

and

back

office

administrative
services to the Company.
COVID-19

Relief

MSA

-

A four

-company

MSA

with

UBI,

UBI-Asia

and

UBP.

The

Company

is an

exclusive

licensee

of
technologies related to diagnostics, vaccines, and therapies for

COVID-19. The MSA established the terms under which UBI-
Asia

provides

research,

development,

testing

and

manufacturing

services

to

the

Company

and

UBP

provides

contract
development and manufacturing services to the Company.
Total

amounts due

to related

parties were

$
16.7

million and

$
19.4

million as

of June

30, 2022

and December

31, 2021,

respectively.
Total

amounts due

from related

parties were

$
0.4

million and

$
0.4

million as

of June 30,

2022 and

December 31,

2021, respectively.
Total service fees incurred

were $
0.4

million and $
13.9

million for the three months ended June 30, 2022 and 2021, respectively.

Total
service fees incurred were $
1.2

million and $
22.6

million for the six months ended June 30, 2022 and 2021, respectively.

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

22
Total related party

operating activity, including

the activity described above, are as follows (in thousands):
June 30, December 31,
2022 2021
Consolidated balance sheet
Assets
Prepaid expenses and other current assets $
3,513
$
3,517
Amounts due from related parties
400
393
Property and equipment, net
240
337
Liabilities
Amounts due to related parties
16,724
19,407
Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Operating expenses
Research and development
Services provided by related parties

$
407

$
20,090

$
1,191

$
30,723
Taiwan CDC grant reimbursement

from related party
—
(6,575)
—
(8,992)
General and administrative
Services provided by related parties $ — $
355
$ — $
862
17. Subsequent Events
On July 29,

2022 the Company

agreed to pay

$
592,665

to settle all

outstanding claims

related to disputed

invoices on a

clinical study
that was terminated in 2021.

The agreement represents full and final settlement of all claims, rights, and demands that each party or its
Affiliates may

have, and each

party has released

and discharged

any future actions

related to any

services performed on

the cancelled
study.

The

full

settlement

amount

was

recorded

as

a

charge

to

research

and

development

expense

in

the

three

months

ended
June 30, 2022, and payment was made upon execution of the agreement.

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
chronic

disorders

and

infectious

diseases

with

large

global

unmet

medical

needs.

Vaccines

offer

significant

cost,

convenience

and
accessibility

advantages

over

other

forms

of

treatment,

but

have

traditionally

been

unable

to

effectively

and

safely

combat

chronic
diseases. We believe our platform may be able

to do so, expanding

access to, and reducing

costs of, treatments across a

potentially broad
spectrum of illnesses. Our Vaxxine

Platform relies on a synthetic peptide

vaccine technology first developed by

UBI and subsequently
refined over the last

two decades. We

believe our vaccines have

the potential to combat

conditions that have not

yet been successfully
treated, or

which have

primarily been

addressed with

monoclonal antibodies

(“mAbs”) which,

while generally

effective, are

far more
costly

and

cumbersome

to

administer than

vaccines,

and

thus are

generally

less accessible.

Our pipeline

is centered

around

chronic
disease, pursuing

validated targets

in neurology,

pain and cardiovascular

indications. We

have also leveraged

our Vaxxine

Platform’s
applicability to infectious disease and are advancing next-generation booster candidate for SARS-CoV-2.
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
Our

chronic

disease

pipeline

consists

of

five

programs

from

early

to

late-stage

development.

These

include

two

primary

programs
focused on well-validated targets

of chronic disease: UB-313,

which targets CGRP to

prevent migraines; and

VXX-401, which targets
PCSK9 to lower

LDL cholesterol

and reduce

the risk of

cardiac events. We

consider these

to be potential

best-in-class based

on their
potential enhanced

convenience, increased

durability,

and disruptive

accessibility and

cost-effectiveness.

Moreover,

for both

of these
programs, there is a known regulatory pathway to approval and either a surrogate marker or experimental provocation that can facilitate and accelerate development decisions. We

are focused on progressing both of these into the clinic over the next two quarters.
We

have three

programs that

comprise our

neurodegenerative disease

pipeline: UB-311,

our leading

neurology product

candidate, in
development for

Alzheimer’s Disease

(“AD”); UB-312,

in development

for Parkinson’s

Disease (“PD”)

and other

synucleinopathies;
and

an

anti-tau

product

candidate

which

has

the

potential

to

address

multiple

neurodegenerative

conditions,

including

AD.

These
programs have

the unique

potential to

not only
treat

neurodegenerative diseases

but also,

depending on

potential safety,

convenience
and

accessibility

advantages

of

our

vaccine

approach,
prevent

neurodegenerative

diseases.

Realizing

that

these

neurodegenerative
disease and

disease prevention

candidates

will require

significantly more

time and

resources in

connection with

regulatory approval,
we are seeking strategic partnerships and/or dedicated investment in connection with the further advancement of these programs.
We believe in our

Vaxxine

Platform’s capability to create candidates to

address a wide range of other chronic diseases, including those that are

or could

potentially be

successfully treated

by mAbs,

which increasingly

dominate the

treatment paradigm

for many

chronic
diseases.

In addition to our chronic

disease pipeline, we are advancing

an infectious disease product candidate,

UB-612, as a heterologous booster
vaccine for

SARS-CoV-2.

We

have reported

results of

our UB-612

Phase 1,

Phase 2,

and Phase

1 extension

clinical trials.

An EUA
application for UB-612 was

denied by the TFDA

in August 2021. We are pursuing

accelerated pathways to authorization

with regulators
in multiple jurisdictions,

including high income countries

and LMICs, based on

a global Phase 3

heterologous booster trial of

UB-612
that began in the first half of 2022.
We have principally funded our

operations through financing

transactions. Through June 30, 2022,

we received gross

proceeds of $306.1
million in connection with various financial instruments, including the sale of preferred and common stock, the issuance of promissory notes (including

convertible promissory

notes (“Convertible

Notes”)), the

entry into

simple agreements

for future

equity (“SAFEs”),
and proceeds from our initial public offering

.

Additionally, we have been

awarded grants totaling $10.1 million from the Coalition

for
Epidemic Preparedness Innovations and

the Michael J. Fox Foundation.

The Company will continue to pursue

non-dilutive sources of
financing,

including

grants,

collaboration

agreements,

and revenue

from

the

sale of

our

products.

However,

our

ability to

generate
revenue sufficient to

achieve profitability will depend on

the eventual regulatory approval, and

successful commercialization of one or
more of our product candidates. To

date, we have not yet obtained any regulatory approvals for our pipeline product candidates.
Costs associated with research and development are the most significant component of our expenses. These costs can vary greatly from period to period depending on

the timing of various

trials for our product

candidates. We expect our general and administrative expenses to incur

increased costs

as a

result of

operating as

a public

company and

allocated research

and development

costs to

be in

line with
recent levels over

the next 12

months and to

thereafter increase over

time as we

expand the number

of product candidates

that we are
advancing,

whether

exclusively

or

with

partners.

Further,

we

anticipate

incurring

greater

selling

and

marketing

expenses

if

we
commercialize any of our

product candidates in

the future. Our product

candidates are in

clinical stage or

pre-clinical stage development,
and we

have generated

limited revenue

to date

and have

incurred significant

operating losses

since inception.

Net losses

were $17.3
million and

$26.9 million

for the

three months

ended June 30,

2022 and

2021, respectively.

Net losses

were $35.5

million and

$58.9
million for the

six months ended

June 30, 2022 and

2021, respectively.

As of June 30,

2022, we had

an accumulated deficit

of $265.0
million. Our
expenses and capital requirements may increase over time in connection with our operations,

which include:
•
continuing pre-clinical studies, existing

clinical trials, and initiating

new clinical trials

for product candidates, including clinical
trials of UB-313 and VXX-401;
•
commercializing UB-612 and meeting post-marketing regulatory commitments;
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
As of

the date

of this

Report, we

expect our

existing cash

and cash

equivalents will

be sufficient

to fund

our operating

expenses and
capital expenditure

requirements for

at least

the next 12

months. We

believe that

cash and

cash equivalents

on hand

will enable

us to
fund our operating

expenses and capital requirements

into the second

half of 2023. Thereafter,

our viability will

depend on our

ability
to raise additional capital to finance operations through

debt or equity raises, or non-dilutive sources such as grants,

successful product
commercialization and/or collaborations with third parties for the development of our product candidates. If we are unable to do any of
the foregoing, we would

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
Components of Our Unaudited Condensed Consolidated Results of Operations
Revenue

No revenue

was generated

during the

three months

ended June

30, 2022

and 2021.

No revenue

was generated

during the

six months
ended June 30, 2022. Revenue for

the six months ended June 30, 2021

was less than $0.1 million and consisted of

commercial sales of
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

”
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
secondary endpoint. Once

we have decided to

proceed, our Vaxxine

Platform enables the

iteration of drug

candidates in the discovery
phase through rapid, rational design

and formulation. After we have

identified drug candidates, the costs

of scaling the formulation from
research grade to clinical grade, then to commercial grade, typically consumes significant resources. In addition to internal research and
development,

we

utilize

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

Any advance payments that we make for

goods
or services to

be received in

the future for

use in research

and development activities

are recorded as

prepaid expenses. Such

amounts
are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will
be delivered or the services rendered, at which point the net remainder is expensed.
We

rely on

related parties

for certain

services to

advance our

research and

development programs,

including manufacturing,

quality
control, testing, validation, supply services, research support, development and clinical functions. During the six months ended June 30,
2022 and

2021, related

party expenses

were approximately

5.4% and

73.6% of

our research

and development

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

Phase 2b trial for UB-311.

In an effort to help mitigate

costs and use of capital,

it is the Company’s

intention to
advance UB-311

into its

next large

scale trial

with a

strategic partner.
The anticipated

timing for

the Phase

2b trial

initiation will

be
determined

once

a

strategic

partnership

materializes. We

believe

the

decision

to

share

development

costs

with

a

partner

will

allow
Vaxxinity

to focus resources

on the development

of its other

chronic disease

candidates, as we

initiate clinical

trials for

two potential
best-in-class

programs

(UB-313 and

VXX-401), in

addition to

supporting the

anticipated launch

of UB-612

as a

heterologous

boost
option for COVID-19 (SARS-CoV-2).
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
personnel in the

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

the future if

UB-612 becomes authorized by a

regulatory
authority

and

commercially

available.

Such

cost

increases

will

likely

include

the

hiring

of

additional

personnel

and

fees

to

outside
consultants,

personnel-related

stock-based

compensation

costs,

local

regulatory

compliance

costs

and

post-marketing

commitments,
among

other

expenses.

We

will

continue

to

incur

public

company-related

expenses,

including

services

associated

with

maintaining
compliance with Nasdaq listing and SEC requirements,

director and officer liability insurance and investor and public relations costs.

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

As of June 30, 2022,

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
adjusted

to

reflect

the Reorganization.

As a

result,

the

historical

financial

information

between

January

1,

2021

and March

2, 2021
described in this Quarterly Report refers to the combined historical financial information of UNS and COVAXX. Our operations for the six months ended June 30, 2022

reflects the operations of Vaxxinity

and its subsidiaries. Our operations

for the six months ended June
30, 2021

reflects the

operations of

UNS and

COVAXX

businesses on

a condensed

consolidated basis

for the

period from

January 1,
2021 to

March 1,

2021 and

of Vaxxinity

and its

subsidiaries for

the remainder

of that

six-month period.

See Note

1 to

our unaudited
condensed consolidated financial statements included elsewhere in this Quarterly Report.

Condensed Consolidated Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022

and 2021
The following table summarizes our unaudited condensed consolidated results of operations for the three and six

months ended June 30,
2022 and 2021, together with the dollar change in those items from period to period (in thousands):

Three Months Ended June 30, Six Months Ended June 30,
2022 2021 Change 2022 2021 Change
Revenue $ — $ — $ — $ — $ 17 $ (17)
Costs of revenue — 1,927 (1,927) — 1,928 (1,928)
Gross (loss) profit — (1,927) 1,927 — (1,911) 1,911
Operating expenses:
Research and development 10,664 19,020 (8,356) 22,142 30,709 (8,567)
General and administrative 6,560 5,846 714 13,246 14,430 (1,184)
Total operating expenses 17,224 24,866 (7,642) 35,388 45,139 (9,751)
Loss from operations (17,224) (26,793) 9,569 (35,388) (47,050) 11,662
Other (income) expense:
Interest expense 105 109 (4) 210 620 (410)
Interest income (75) (2) (73) (80) (2) (78)
Change in fair value of
convertible notes — — — — 2,667 (2,667)
Change in fair value of simple
agreements for future equity — — — — 8,365 (8,365)
Change in fair value of
warrant liability — — — — 214 (214)
Loss (gain) on foreign
currency translation, net (2) 8 (10) (3) 16 (19)
Other (income) expense, net 28 115 (87) 127 11,880 (11,753)
Net loss $ (17,252) $ (26,908) $ 9,656 $ (35,515) $ (58,930) $ 23,415
Revenue

Revenues for all periods

presented are negligible. All

revenue and comparable decreases

were due to sales of

our ELISA tests. We

are
not actively pursuing commercialization of our ELISA tests at this time.
Gross Margin
Gross margin was

negative for the three

and six months ended

June 30, 2021. All

gross margin and

comparable decreases were

due to
sales of our ELISA tests.

During the six months

ended June 30, 2021,

we wrote off, to

cost of revenue, $1.9 million

in expired ELISA
tests that had no commercial value, driving a significant change in gross profit percentage.

Research and Development Expenses

Comparison of the three months ended

June
30, 2022 to the three months ended June 30, 2021
Research

and

development

expenses

were

$10.7

million

and

$19.0

million

for

the

three

months

ended

June 30,

2022

and

2021,
respectively.

The $8.3

million decrease

was comprised

of a

$13.7

million decrease

in allocated

costs (i.e.,

costs that

can be

directly
attributed to a specific clinical program),

and a $5.3 million increase in unallocated costs. The decrease in allocated costs was primarily due

to a

decrease

of $16.9

million

in costs

related

to UB-612,

partially

offset

by increases

in spend

of $1.3

million

on our

UB-313
migraine program, $0.7

million on our

UB-312 Parkinson’s

Disease program,

and $0.3 million

on our VXX-401

cholesterol program.
The $5.3 million increase in unallocated costs was driven by increased salaries and personnel-related costs of $3.6 million, stock-based compensation expense of $0.6 million, and $0.1

million in rent and other overhead associated with laboratory space in Florida.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021
Research

and

development

expenses

were

$22.1

million

and

$30.7

million

for

the

six

months

ended

June 30,

2022

and

2021,
respectively.

The $8.6

million decrease

was comprised

of a

$17.1

million decrease

in allocated

costs (i.e.,

costs that

can be

directly
attributed to a specific clinical program), and a $8.4 million increase in unallocated costs. The decrease in allocated costs was primarily due

to a

decrease

of $22.9

million

in costs

related

to UB-612,

partially

offset

by increases

in spend

of $2.2

million

on our

UB-313
migraine program,

$1.4 million on

our UB-312 Parkinson’s

Disease program,

and $1.2 million

on our VXX-401

cholesterol program.
The $8.4 million increase in unallocated costs was driven by increased salaries and personnel-related costs of $6.1 million, stock-based compensation expense of $1.1 million, and $0.3

million in rent and other overhead associated with laboratory space in Florida.

General and Administrative Expenses

Comparison of the three months ended

June
30, 2022 to the three months ended June 30, 2021
General and administrative

expenses were

$6.6 million and

$5.8 million

for the

three months

ended June 30, 2022

and 2021,

respectively.
The $0.8 million

increase was primarily

due to increases

in Directors and

Officers (D&O) insurance

costs of $0.9

million and salaries
and personnel-related costs of $0.7 million, partially offset by decreases of $1.0 million consulting costs and professional services.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021
General

and

administrative

expenses

were

$13.2

million

and

$14.4

million

for

the

six

months

ended

June 30,

2022

and

2021,
respectively.

The

$1.2

million

decrease

was

primarily

due

to

decreases

of

$1.8

million

in

stock-based

compensation

and

recruiting
expenses and decreases in professional services and other expenses of $1.1

million related to our March 2021 Reorganization, partially
offset by

increased D&O

insurance costs

of $1.8

million, salaries

and personnel-related

costs of

$1.1 million,

and audit

and advisory
fees of $0.7 million.
Interest Expense
Comparison of the three months ended

June
30, 2022 to the three months ended June 30, 2021
Interest expense was $0.1 million and $0.1 million for the three months ended

June 30, 2022 and 2021, respectively.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021
Interest expense

was $0.2

million and

$0.6 million

for the

six months

ended June

30, 2022

and 2021,

respectively.

The $0.4

million
decrease was due to the exchange of Convertible Notes for Series A preferred stock in connection with the Reorganization.

Interest Income
Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021
Interest income on cash was less than $0.1 million for each of the three months ended June 30, 2022 and 2021, respectively.
Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021
Interest income on cash was less than $0.1 million for each of the six months ended June

30, 2022 and 2021, respectively.

Change in Fair Value

of Convertible Notes, SAFEs and Series A-1 Warrant

Liability
In connection with the Reorganization, all outstanding Convertible Notes,

SAFEs and Series A-1 Warrants

were exchanged into shares
of Series A preferred

stock, which were

subsequently exchanged

into shares of

Class A common

stock upon the

closing of the

IPO in
November 2021.
The $2.7

million change

in fair

value of

the Convertible

Notes recognized

during the

six months

ended June 30,

2021 related

to the
revaluation of the Convertible Notes

upon conversion to equity.

The $8.4 million change in

fair value of SAFEs recognized

during the
six months

ended June 30,

2021 related

to insight

into the

pricing of

Vaxxinity’s

next stock

issuance at

a higher

valuation. The

$0.2
million change in fair value

of Series A-1 Warrants recognized during the six

months ended June 30, 2021 related

to an increase in

value
of the Series A-1 preferred stock.

Loss on Foreign Currency Translation, Net

The net

loss of

foreign currency

translation reflected

a de

minimis increase

in the

foreign

exchange rate

for the

three months

ended
June 30, 2022 compared to the

three months ended June 30, 2021

and the six months ended

June 30, 2022 compared to

the six months
ended June 30, 2021.

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

At June 30, 2022,

we had $109.1

million in cash

and cash equivalents,

compared to $144.9
million as of

December 31, 2021. The

decrease in cash

and cash equivalents

balances for the periods

reported are primarily

due to the
factors described under “Cash Flows” below.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

June 30, December 31,
2022 2021
Balance Sheet Data:
Cash and cash equivalents $ 109,066 $ 144,885
Restricted cash 4,708 172
Total assets 136,996 166,673
Total liabilities 39,655 38,054
Total stockholders' equity

(deficit)
$ 97,341 $ 128,619
Six Months Ended June 30,
2022 2021
Statement of Cash Flow Data:
Net cash used in operating activities $ (30,051) $ (45,952)
Net cash used in investing activities (1,252) —
Net cash provided by financing activities 20 125,657
Net (decrease) increase in cash, cash equivalents and restricted cash $ (31,283) $ 79,705

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was

$30.1 million, primarily resulting from a $35.5 million
net loss, an unfavorable $0.7 million

change in operating assets and liabilities

and total non-cash items

of $4.8 million. The changes in
net

operating

assets

and

liabilities

were

primarily

due

to

a

decrease

of

$2.7

million

in

amounts

due

to

related

party,

a

$7.3

million
increase in accrued expenses and other current

liabilities, a $2.9 million decrease in accounts

payable and other liabilities, a $1.0 million
increase in prepaid expenses, and a $2.1 million decrease in long-term deposits. The primary non-cash adjustments to net loss consisted
of $4.0 million of stock-based compensation and $0.7 million in depreciation.

Investing Activities
Net cash used in

investing activities totaled

$1.3 million for

the six months

ended June 30, 2022.

The cash used in

investing activities
consisted primarily of the acquisition of equipment.

Financing Activities
Net cash provided by financing activities

was less than $0.1 million for the

six months ended June 30, 2022. We

repaid $0.2 million in
relation to a note payable and received $0.2 million from the exercise of stock options.
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

12 months. As of June 30,

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

Contract Research and Manufacturing Organizations
We

recorded accrued

expenses of

$1.9 million

and $1.5

million in our

balance sheet

for expenditures

incurred by

CROs and

contract
manufacturers as of June 30, 2022 and December 31, 2021, respectively.

Tax

-Related Obligations
We

have reserved $0.6 million

of unrecognized tax benefits

against NOLs. Additionally,

as of June 30, 2022,

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

3, of

the fair

value hierarchy,

as disclosed

and
defined in

Note 3

in our

Annual Report

on Form

10-K for

the year

ended December

31, 2021,

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

June 30,

2022,

indicated

that a

hypothetical

10%
increase or decrease in applicable foreign currency exchange rates would not have a material effect on our financial results.
Interest Rate Risk

We

are exposed

to market

risk related

to changes

in interest rates.

As of

June 30, 2022

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

as of June 30, 2022, indicated that

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

are resource

constraints, and

that management

is required

to apply

judgment in

evaluating the

benefits of

possible controls
and procedures relative to their

costs. Based on management’s

evaluation and, our principal executive

officer and principal accounting
officer concluded that, as of June 30, 2022, our disclosure

controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
A material

weakness is

a deficiency,

or combination

of deficiencies,

in internal

control over

financial reporting,

such that

there

is a
reasonable

possibility

that

a

material

misstatement

of

a

company’s

annual

and

interim

financial

statements

will

not

be

detected

or
prevented on a timely basis.
We invested resources to remediate

the material weaknesses

identified in the

preparation of our

audited consolidated financial

statements
for the year

ended December 31,

2021 and in

the preparation of

our unaudited consolidated

financial statements for

the quarter ended
March 31, 2022. These remediation activities involved the following:

•

hiring additional accounting personnel with the appropriate level of skill and experience for public company financial reporting;
•

designing and implementing a formal financial close process that includes multiple levels of reviews of accounting entries; and
•

supplementing

our resources

for evaluating

and accounting

for complex

transactions and

stock options

through the

use of

third-
party advisors.
Other than

the measures

described above,

there were

no changes

in our

internal control

over financial

reporting (as

defined in

Rules
13a-15(f) and 15d-15(f) under the

Exchange Act) during the

quarter ended June 30, 2022

that have materially affected, or

are reasonably
likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our

management,

including

the

principal

executive

officer

and

principal

financial

and

accounting

officer,

does

not

expect

that

our
disclosure controls

or our

internal control

over financial

reporting will

prevent or

detect all

error and

all fraud.

A control

system, no
matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

The

design

of

a

control

system

must

reflect

the

fact

that

there

are

resource

constraints,

and

the

benefits

of

controls

must

be
considered relative to

their costs.

Further, because of the

inherent limitations in

all control systems,

no evaluation of

controls can provide
absolute assurance that

misstatements due to

error or fraud

will not occur

or that all

control issues and

instances of fraud,

if any,

have
been detected.

The design of any

system of controls

is based in part

on certain assumptions

about the likelihood

of future events,

and
there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Projections of
any evaluation of the

effectiveness of controls to

future periods are subject

to risks.

Over time, controls may

become inadequate because
of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds.

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarterly period ended June 30, 2022.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf
by the undersigned, thereunto duly authorized on August 11

,

2022.

VAXXINITY,

INC.
By: /s/ Mei Mei Hu
Mei Mei Hu,

President and Chief Executive Officer
(Principal executive officer)
By: /s/ Jason Pesile
Jason Pesile
Senior Vice President, Finance &

Accounting
(Principal financial and accounting officer)