Form 10-Q
period 2022-09-30
Vaxxinity, Inc.
filed 2022-11-10
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
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
☐

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).
☐
As of November 8, 2022, the registrant had
112,181,870
shares of $0.0001 par value Class A common stock

outstanding and
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

cause our business
not to develop

as we expect,

and it is not

possible for us to

predict all of

them. Factors that

could cause actual

results and outcomes
to differ materially from those reflected in

forward-looking statements include, among others, the

following:
•

the prospects of our product

candidates, including the timing

of data from our clinical

trials for our product candidates
and our ability to obtain and maintain regulatory

approval for our product candidates;
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
•

competitive companies and technologies

within our industry and our ability to compete;
•

our and our

collaborators’, including

United Biomedical’s

(“UBI”), ability

and willingness to

obtain, maintain,

defend
and enforce our

intellectual property protection

for our proprietary

and collaborative product

candidates, and the

scope
of such protection;
•

the

performance

of

third-party

suppliers

and

manufacturers

and

our

ability

to

find

additional

suppliers

and
manufacturers;
•

our ability

and the

potential to

successfully manufacture

our product

candidates for

pre-clinical use,

for clinical

trials
and, if approved, on a larger scale for commercial

use;
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
States and other jurisdictions;
•

ability to obtain additional financing

in future offerings;
•

expectations about market trends;

and
•

the

effects

of

the

Russia-Ukraine

conflict

and

the

COVID-19

pandemic

on

business

operations,

the

initiation,
development and operation of our clinical trials, including patient enrollment of our clinical trials.

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
September 30, December 31,
2022 2021
(Unaudited)
Assets
Current assets:
Cash and cash equivalents $
18,875
$
144,885
Short-term investments
80,233
—
Restricted cash
3,073
172
Amounts due from related parties
400
393
Prepaid expenses and other current assets
5,502
8,851
Total current assets
108,083
154,301
Property and equipment, net
12,801
12,372
Long-term deposits
2,076
—
Total assets $
122,960
$
166,673
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable $
3,319
$
3,192
Amounts due to related parties
16,676
19,407
Accrued expenses and other current liabilities
12,049
4,519
Notes payable
387
376
Total current liabilities
32,431
27,494
Other liabilities
Notes payable, net of current portion
10,032
10,323
Other long-term liabilities
236
237
Total liabilities
42,699
38,054
Commitments and contingencies (Note 15)
Preferred stock: $
0.0001

par value,
50,000,000

shares authorized at September 30, 2022 and December

31, 2021
—
—
Stockholders’ equity:
Class A common stock, $
0.0001

par value;
1,000,000,000

shares authorized,
112,181,870

and
111,518,094

shares issued and
outstanding at September 30, 2022 and December 31, 2021,

respectively
278
278
Class B common stock, $
0.0001

par value;
100,000,000

shares authorized,
13,874,132

shares issued and outstanding at
September 30, 2022 and December 31, 2021
—
—
Additional paid-in capital
364,445
357,822
Accumulated other comprehensive income (loss)
(215)
—
Accumulated deficit
(284,247)
(229,481)
Total stockholders’ equity
80,261
128,619
Total liabilities and stockholders’ equity $
122,960
$
166,673
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)
Three Months Ended
September 30,
Nine Months Ended
September 30,
2022 2021 2022 2021
Revenue $ — $
50
$ — $
67
Cost of revenue —
9
—
1,937
Gross profit —
41
—
(1,870)
Operating expenses:
Research and development
12,468
23,443
34,609
54,324
General and administrative
7,300
6,873
20,546
21,130
Total operating expenses
19,768
30,316
55,155
75,454
Loss from operations
(19,768)
(30,275)
(55,155)
(77,324)
Other (income) expense:
Interest and other expense
54
112
264
732
Interest and other income
(545)
(3)
(625)
(6)
Change in fair value of convertible notes — — —
2,667
Change in fair value of simple agreement for future
equity — — —
8,365
Change in fair value of warrant liability — — —
214
(Gain) loss on foreign currency translation, net
(25)
5
(28)
24
Other (income) expense
(516)
114
(389)
11,996
Net loss $
(19,252)
$
(30,389)
$
(54,766)
$
(89,320)
Net loss per share, basic and diluted $
(0.15)
$
(0.44)
$
(0.43)
$
(1.30)
Weighted average

common shares outstanding, basic and
diluted
126,036,865
68,728,509
125,899,557
68,667,682
Other comprehensive income (loss):

Unrealized gain (loss) on investments
(215)
—
(215)
—

Other comprehensive income (loss)
$
(215)
$ — $
(215)
$ —
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
27,379
— —
27,379
Conversion of notes payable with related parties to Series A convertible preferred — — — — — — — — — —
423,230
2,138
— —
2,138
Conversion of Simple Agreement for Future Equity to Series A
convertible preferred — — — — — — — — — —
4,539,060
35,600
— —
35,600
Conversion of warrant liability to Series A convertible
preferred — — — — — — — — — —
134,106
614
— —
614
Issuance of Series B convertible preferred stock, net of
issuance costs of $
131
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
Additional Paid-
in Capital
Accumulated
Other
Comprehensive
Income (Loss)
Accumulated
Deficit
Stockholders’
Equity (Deficit)
Balance at December 31, 2021
111,518,094
$
278
13,874,132
$ — — $ — $
357,822
$ — $
(229,481)
$
128,619
Issuance of common stock upon exercise of stock options
663,776
— — — — —
262
— —
262
Stock-based compensation expense — — — — — —
6,361
— —
6,361
Net loss — — — — — — —
(215)
(54,766)
(54,981)
Balance at September 30, 2022
112,181,870
$
278
13,874,132
$ — — $ — $
364,445
$
(215)
$
(284,247)
$
80,261
Common Stock-Class A Common Stock-Class B Treasury Stock
Shares Amount Shares Amount Shares Amount
Additional Paid-
in Capital
Accumulated
Other
Comprehensive
Income (Loss)
Accumulated
Deficit
Stockholders’
Equity (Deficit)
Balance at December 31, 2020
60,360,523
$
272
10,999,149
$ —
(3,169,093)
$
(23)
$
4,682
$ — $
(92,306)
$
(87,352)
Issuance of common stock upon exercise of stock options
82,696
— — — — —
70
— —
70
Vesting of restricted stock
15,405
— — — — — — — — —
Issuance of common stock upon stock grant
485,836
— — — — —
103
— —
103
Reclassification of Class A common stock to Class B common stock
(2,874,983)
—
2,874,983
— — — — — — —
Retirement of treasury stock upon reorganization
(3,169,093)
— — —
3,169,093
23
(23)
— —
(23)
Stock-based compensation expense — — — — — —
5,602
— —
5,602
Net loss — — — — — — — —
(89,320)
(89,320)
Balance at September 30, 2021
54,900,384
$
272
13,874,132
$ —
—
$
—
$
10,434
$ — $
(181,626)
$
(170,920)
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CASH FLOWS
(in thousands)
(Unaudited)
Nine Months Ended September 30,
2022 2021
Cash flows from operating activities:
Net loss $
(54,766)
$
(89,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense
1,144
928
Amortization of debt issuance costs
40
234
Amortization of discount on short-term investments
(422)
—
Stock-based compensation expense
6,361
5,704
Non-cash consulting expense —
268
Change in fair value of convertible notes —
2,667
Change in fair value of warrant liability —
214
Change in fair value of simple agreement for future equity —
8,365
Changes in operating assets and liabilities:
Accounts receivable —
26
Amounts due from related parties
(7)
(18)
Prepaid expenses and other current assets
3,349
(10,155)
Long-term deposits
(2,076)
—
Deferred offering costs —
(3,935)
Accounts payable
127
2,888
Amounts due to related parties
(2,731)
13,212
Accrued expenses and other current liabilities
7,530
4,521
Other long-term liabilities
—
(2,625)
Net cash used in operating activities
(41,451)
(67,026)
Cash flows from investing activities:
Purchase of short-term investments
(107,526)
—
Redemption of short-term investments
27,500
—
Purchase of property and equipment
(1,574)
(50)
Net cash used in investing activities
(81,600)
(50)
Cash flows from financing activities:
Proceeds from issuance of notes payable with related parties —
2,000
Repayment of convertible notes payable —
(2,000)
Repayment of notes payable
(320)
(96)
Repayment of note payable with related party —
(100)
Repayment of Paycheck Protection Program —
(257)
Proceeds from issuance of simple agreement for future equity —
2,900
Proceeds from issuance of Series B convertible preferred stock,

net of issuance costs
—
122,791
Proceeds from exercise of stock options
262
70
Net cash provided by financing activities
(58)
125,308
Increase (decrease) in cash, cash equivalents, and restricted cash
(123,109)
58,232
Cash, cash equivalents, and restricted cash at beginning of

period
145,057
31,217
Cash, cash equivalents, and restricted cash at end of period $
21,948
$
89,449
Supplemental Disclosure
Cash paid for interest $
277
$
288
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

from United Biomedica

l, Inc. (“UBI”)

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

of neurology,
pain, cardiovascular diseases

and coronaviruses utilizing

its “Vaxxine Platform”—a synthetic peptide

vaccine technology first

developed
by

UBI

and

subsequently

refined

over

the

last

two

decades.

The

Company

is

engaged

in

the

development

of

rationally

designed
prophylactic and therapeutic

vaccines to

combat common chronic

diseases with

large global unmet

medical need. We are

also developing
a heterologous booster

vaccine for SARS-Cov-2.

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

or

out-license

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
Liquidity
As of September 30, 2022, the

Company had $
102.2

million of highly liquid assets to fund

operations, including $
18.9

million of cash
and

cash

equivalents,

$
80.2

million

of

short-term

investments,

and

a

$
3.1

million

restricted

cash

balance

of

which

$
3.0

million

is
restricted for the reimbursement of

certain research and development expenses

related to our UB-612 COVID-19

vaccine program. To
date, the Company has primarily financed its operations through the sale of convertible preferred stock and common stock, borrowings under promissory

notes (including

Convertible Notes),

a portion of

which has been

raised from

related party entities,

and grants

from
foundations

such

as

the

Coalition

for

Epidemic

Preparedness

Innovations

(CEPI)

and

the

Michael

J.

Fox

Foundation

(MJFF).

The
Company has experienced

significant negative cash flows

from operations since inception,

and incurred a net

loss of $
54.8

million for
the nine

months ended

September 30, 2022.

Net cash

used in

operating activities

for the

nine months

ended September 30,

2022 was
$
41.5

million. In addition, as of September 30, 2022, the Company has an accumulated deficit of $
284.2

million. The Company expects
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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

12
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

These interim

condensed consolidated

financial statements

are unaudited

and, in

the opinion

of management,

include all

adjustments
(consisting of normal

recurring adjustments and

accruals) necessary to

fairly present the

results of the interim

periods. The condensed
consolidated balance sheet at December 31, 2021, has been derived from the audited financial statements at that date. Operating results for

the

three

and

nine

months

ended

September 30,

2022

and

cash

flows

for

the

nine

months

ended

September 30,

2022

are

not
necessarily indicative of the results

that may be expected for

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

to the commencement

date and exclude

lease incentives received.

Operating lease expense

is recognized on

a straight-line
basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term,

unless there
is a transfer of title or purchase option reasonably

certain of exercise. Lease agreements with both lease and

non-lease components, are
generally accounted for together as a single lease component.

The Company has elected to apply the short-term expedient to leases with
a lease term of 12 months or less, which does not subject the leases to capitalization.
Short-term investments
The

Company

determines

the

appropriate

classification

of

its

investments

at

the

time

of

purchase.

Currently,

all

of

the

Company’s
investments are

classified as

available-for-sale in

accordance with

ASC Topic

320. The

Company classifies

investments available

to
fund

current

operations

as

current

assets

on

its

consolidated

balance

sheets.

Investments

are

classified

as

long-term

assets

on

the
consolidated balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii)
the contractual maturity date of the investments is greater than one year.
Available-for-sale

investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive
income

or

loss.

Realized

gains

and

losses,

interest

income

earned

on

the

Company’s

cash,

cash

equivalents

and

investments,

and
amortization or accretion of discounts and premiums on investments are included within other income (expense).
Available-for-sale

debt securities are reviewed for possible impairment at least quarterly,

or more frequently if circumstances arise that
may indicate impairment.

When the fair

value of the

securities declines below

the amortized cost

basis, impairment is

indicated and it
must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will

more likely than not

be forced to sell

the security before recovering its

cost, or (iii) does

not expect to recover
the security’s amortized cost basis.

If the decline in

fair value is

considered other than temporary, the cost

basis of the

security is adjusted
to its fair market

value and the realized loss

is reported in earnings. Subsequent increases or

decreases in fair value are

reported in equity
as accumulated other comprehensive income.
The Company did not record any such impairments during the period ending

September 30, 2022.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

13
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

market accounts and

short term investments

are shown at

fair value based

on unadjusted quoted

market prices
in active markets for identical assets.
The following

table presents

information about

the Company’s

financial instruments

measured at

fair value

on a

recurring basis

and
indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

14
September 30, 2022 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments
80,233
— —
80,233
Money market accounts
10,995
— —
10,995
Total assets $
91,228
$ — $ — $
91,228
December 31, 2021 Level 1 Level 2 Level 3 Total
Assets:
Money market account $
139,794
$ — $ — $
139,794
Total assets $
139,794
$ — $ — $
139,794
During the three

and nine months

ended September 30,

2022 and the

year ended December

31, 2021, there

were no transfers

between
Level 1, Level 2 and Level 3.
4. Short-Term

Investments
As of September 30, 2022, the Company’s

short-term investments consist of the following (in thousands):
As of September 30, 2022
Amortized
Cost
Unrealized
Gains (Losses),
Net
Recorded
Basis
U.S. Treasury Securities $
80,448
$
(215)
$
80,233
Total $
80,448
$
(215)
$
80,233
These securities mature in less than 1 year.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):
September 30, December 31,
2022 2021
Prepaid materials and supplies $
1,754
$
3,517
Clinical prepayments
2,067
4,379
Deposits
1,323
614
Other
358
341
$
5,502
$
8,851
The Company’s prepaid material and supplies related to enzyme-linked immunosorbent assay (“ELISA”) test production, of which $
1.7
million was paid to a related

party and $
0.7

million related to materials to be

utilized during its Phase 3 COVID-19 vaccine

clinical trial.

For the three and nine months ended September 30, 2022 the Company recognized an expense of $
1.8

million that was prepaid in 2021
to UBP,

a related

party,

for raw

materials acquired

to produce

UB-612.

See Note

15, “Commitments

and Contingencies”,

for more
information about this expense.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

15
6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):
September 30, December 31,
2022 2021
Airplane $
11,983
$
11,983
Laboratory and computer equipment
2,790
1,831
Software
169
168
Facilities, furniture and fixtures
106
85
Vehicles
87
87
Fixed assets not yet placed into service
791
199
Total property

and equipment
15,926
14,353
Less: accumulated depreciation
(3,125)
(1,981)
Property and equipment, net $
12,801
$
12,372
Depreciation

expense

for

the

three

and

nine

months

ended

September 30,

2022

was

$
0.4

million

and

$
1.1

million,

respectively.
Depreciation expense for the three and nine months ended September

30, 2021 was $
0.4

million and $
0.9

million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):
September 30, December 31,
2022 2021
Accrued external research and development $
3,842
$
1,501
Accrued bonuses
3,410
2,294
Accrued professional fees and other
4,767
692
Accrued interest
30
32
$
12,049
$
4,519
Accrued external

research and

development includes

$
3.0

million in

grant monies

received from

CEPI during

the nine

months ended
September 30, 2022 not yet applied against research and development expense.
8. Other Long-Term

Liabilities
Other long-term liabilities consisted of the following (in thousands):
September 30, December 31,
2022 2021
Accrued tax provision
236
236
Accrued rent —
1
$
236
$
237
As of

September 30,

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

16
9. Notes Payable
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

The carrying value of the 2025 Note is as follows (in thousands):

September 30, December 31,
2022 2021
Principal $
10,564
$

10,883
Unamortized debt issuance cost
(145)
(184)
Carrying amount
10,419
10,699
Less: current portion
(387)
(376)
Note payable, net of current portion and debt issuance cost $
10,032
$
10,323
As of September 30, 2022, the remaining principal payments for the 2025

Note, are as follows (in thousands):

Amount
2022 $
109
2023
444
2024
458
2025
9,553
$
10,564
Interest expense

associated with

the 2025

Note was $
0.1

million and

$
0.3

million for the

three and

nine months ended

September 30,
2022,

respectively.

Interest expense

associated with

the 2025

Note was

$
0.1

million

and $
0.3

million

for the

three and

nine

months
ended September 30, 2021,

respectively.

As of September 30,

2022, accrued interest

of less than $
0.1

million was included

in accrued
expenses and

other liabilities

in the

accompanying condensed

consolidated balance

sheets as

of September 30,

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
10. Convertible Preferred Stock
In connection with

the Reorganization, each

UNS convertible preferred share

was exchanged for
0.2191

shares of Vaxxinity

preferred
stock and

each share of

COVAXX

convertible preferred

stock was exchanged

for
3.4233

shares of Vaxxinity

preferred stock.

During
the first

and second

quarters of

2021, the

Company raised

gross proceeds

of $
122.9

million in

connection with

its Series

B preferred
stock financing. The

Company issued a total

of
15,365,574

shares at a price

of $
8.00

per share. All shares

of the Company’s

Series B
preferred stock converted

into shares

of the Company’s Class

A common stock

concurrently with

the closing

of the

initial public offering.

As

of

September 30,

2022

and

December

31,

2021,

Vaxxinity’s

Amended

and

Restated

Certificate

of

Incorporation

authorized
50,000,000

shares of preferred

stock with a

par value of

$
0.0001

per share. There

were no shares

of preferred stock

outstanding as of
September 30, 2022 and December 31, 2021.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

17
11.

Common Stock
As explained

in Note

1, in

accordance with

the Contribution

and Exchange

Agreement, on

March 2,

2021, all

outstanding shares

of
common

stock

of

UNS

and

COVAXX

were

contributed

to

Vaxxinity

and

exchanged

for

an

aggregate

of
60,360,523

shares

of
Vaxxinity’s

Class A common

stock and
10,999,149

shares of Vaxxinity’s

Class B common

stock. Each

UNS share of

common stock
was exchanged

for
0.2191

shares of Vaxxinity

common stock and

each share of

COVAXX

common stock

was exchanged for
3.4233
shares of Vaxxinity

common stock.

Vaxxinity’s

Amended and Restated Certificate of Incorporation dated November 15, 2021 authorized
1,100,000,000

shares of common
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

September 30, December 31,
2022 2021
Options and RSUs issued and outstanding
20,593,681
21,387,909
Options available for future grants
6,251,916
7,209,538
Warrants issued and

outstanding
1,928,020
1,928,020
28,773,617
30,525,467
12. Stock-Based Compensation
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

September 30, 2022

there were

options for
13,931,226

shares of Class

A stock

outstanding and

options for
6,362,455

shares of
Class B

stock outstanding, of

which
9,032,635

Class A

and
4,944,763

Class B

shares were exercisable,

respectively. As of September 30,
2022, the maximum number of stock options awards available for future issuance under the Company’s plans is
6,251,916
.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

18
The following table summarizes stock option activity during the nine months ended September 30, 2022:

Number of Stock
Options
Outstanding
Weighted
Exercise Price
Per Share
Weighted
Contractual
Term

(years)
Aggregate
Intrinsic Value
(in thousands)
Balance at December 31, 2021
21,387,909
$
5.25
7.4
$
49,684
Granted
1,104,921
3.19
Exercised
(1,065,706)
3.26
Forfeited
(1,133,443)
7.23
Balance at September 30, 2022
20,293,681
$
5.13
7.1
$
11,940
Options vested and exercisable at September 30, 2022
13,977,398
$
4.52
6.8
$
10,773
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock as of September 30, 2022.
The intrinsic value of options exercised during the nine months ended

September 30, 2022 was $
4.5

million.
The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2022 was $
2.38
.
Restricted Stock
The following table summarizes the Company’s

restricted stock activity for the nine months ended September 30, 2022:

Number of
Shares
Weighted
Average
Grant Date
Fair Value
Per Share
Unvested at December 31, 2021 — $ —
Issued
300,000
3.76
Unvested at September 30, 2022
300,000
$ 3.76
Stock-based compensation expense

recognized on restricted stock

was less than $
0.1

million for the nine months

ended September 30,
2022.
Stock-Based Compensation Expense
The

Company

recorded

stock-based

compensation

expense

in

the

following

expense

categories

in

the

accompanying

unaudited
condensed consolidated statements of operations (in thousands):
Three Months Ended September
30,
Nine Months Ended September
30,
2022 2021 2022 2021
General and administrative $
1,509
$
1,100
$
3,888
$
4,864
Research and development
848
364
2,473
738
Total stock-based

compensation expense
$
2,357
$
1,464
$
6,361
$
5,602
As of September 30, 2022,

total unrecognized compensation cost

related to the unvested

stock-based awards was $
18.9

million, which
is expected to be recognized over a weighted average period of
2.5

years.
13. Income Taxes
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

in the quarter in which

the discrete events occur.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

19
The Company’s effective

tax rate for the nine months ended September 30, 2022 and 2021 was
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
to

the

realization

of

the

deferred

income

tax

asset

balances

to

warrant

the

application

of

a

full

valuation

allowance

for

all

taxing
jurisdictions.
The Company files

income tax returns

in the U.S.

federal and various

state and local

jurisdictions. The Company

also files returns

in
numerous foreign jurisdictions

that have varied

years remaining open

for examination, but generally

the statute of

limitations is three
to four years from when the return is filed. As of September 30, 2022, the

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
14. Net Loss Per Share
The Company’s unvested restricted

common shares have been excluded from the computation of basic net loss per share.

The

Company’s

potentially

dilutive

securities,

which

include

options,

unvested

restricted

stock,

convertible

notes

payable

and
convertible

preferred stock, have been excluded

from the computation of diluted net

loss per share as the effect

would be to reduce the
net loss per share.

Therefore, the weighted average

number of common

shares outstanding used to

calculate both basic and

diluted net
loss per share is the

same. The Company excluded

the following potential common

shares, presented based on

amounts outstanding at
each period

end, from

the computation

of diluted

net loss per

share for

the three and

nine months

ended September 30,

2022 because
including them would have had an anti-dilutive effect:

September 30, September 30,
2022 2021
Series A preferred stock —
39,989,083
Series B preferred stock —
9,875,037
Options and RSUs issued and outstanding
20,593,681
20,714,308
Warrants issued and

outstanding stock
1,928,020
2,056,722
22,521,701
72,635,150
15. Commitments and Contingencies
Contractual Obligations

The Company

enters into

agreements with

contract research

organizations

(“CROs”) to

conduct clinical

trials and

preclinical studies
and contract manufacturing organizations

(“CMOs”) to produce vaccines and other

potential product candidates. Contracts with

CROs
and CMOs are generally cancellable, with notice, at the Company’s option.

As of September 30, 2022, the Company had remaining prepayments to CROs of $
3.1

million and remaining prepayments to CMOs of
$
0.7

million for activities associated

with the conduct of

its clinical trials and for

the production of the

Company’s anticipated

vaccine
product candidate.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

20
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

September

30,

2022,

the

balance

of

the

short-term

accrued

liability

was

less

than

$
0.1

million.

For

the

nine

months

ended
September

30,

2022,

the

Company

did

not

recognize

any

reduction

of

research

and

development

expenses

for

amounts

reimbursed
through the grant.
Coalition for Epidemic Preparedness Innovations (“CEPI”) Grant
In April

2022, the

Company entered

into an

agreement with

the Coalition

for Epidemic

Preparedness Innovations

(“CEPI”) whereby
CEPI has

agreed to

provide

funding of

up to

$
9.3

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

The Company recognizes payments from

CEPI as a reduction of research

and development
expenses, in the same period as the expenses that the grant is intended to reimburse are incurred. As of September 30, 2022, the balance
of the restricted

cash and short-term

accrued liability

was $
3.0

million. For

the three and

nine months

ended September

30, 2022,

the
Company recognized a reduction of $
1.6

million and $
3.1

million of research and development expenses, respectively.
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

option to early

terminate the lease

for any or

no reason,

the Company has elected

to apply the

short-term expedient,
which does not subject the New York

lease to capitalization.

The Company’s

short-term leases

resulted in

$
0.1

million short-term

lease expense

and less

than $
0.1

million variable

lease expense
during the three months

ended September 30, 2022

and $
0.3

million short-term lease expense

and less than $
0.1

million variable lease
expense during the nine months ended September 30, 2022.

License Agreements

In August 2021,

Vaxxinity

entered into a

license agreement (the

“Platform License

Agreement”) with UBI

and certain of

its affiliates
that expanded intellectual property

rights held under

previously issued license

agreements with UBI.

As part of

the agreement, Vaxxinity
obtained a

worldwide, sublicensable

(subject to certain

conditions),

perpetual, fully

paid-up, royalty-free

license to research,

develop,
make, have made, utilize, import,

export, market, distribute, offer

for sale, sell, have sold, commercialize

or otherwise exploit peptide-
based vaccines in the field of all

human prophylactic and therapeutic uses, except for such vaccines related to human immunodeficiency
virus (HIV), herpes simplex virus (HSE) and Immunoglobulin E (IgE). The patents and patent applications licensed under the Platform
License Agreement include claims directed to a CpG delivery system, artificial T helper cell epitopes and certain designer peptides and proteins utilized

in UB-612.

As described above,

in consideration

for the Platform

License Agreement,

the Company

issued to UBI

a
warrant to purchase Class A common stock (the “UBI Warrant”)

.

The Company considered ASC 805, “Business Combinations” (“ASC 805”) and ASC 730,

“Research and Development” (“ASC 730”)
in determining how to account

for the issuance of the

Class A common stock warrants. The

Class A common stock warrants

were issued
to a related party in exchange for a license agreement.

The majority of the voting interests in the related party

and that of the Company

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

21
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

on its financial position,

results of operations, or

cash
flows, and it has not accrued any liabilities related to such obligations as of September

30, 2022 and December 31, 2021.

Legal Proceedings

From

time

to

time,

the

Company

may

become

involved

in

legal

proceedings

arising

in

the

ordinary

course

of

business.

As

of
September 30, 2022 and December 31, 2021, the Company was not a party to any material legal matters or claims.
Loss Contingency
In April 2021, the Company engaged United Biopharma, Inc. (UBP) to begin acquiring raw materials for use in the production of GMP grade recombinant protein for UB-612, our Covid vaccine candidate.

Through August 2021, $
7.2

million of materials were ordered, $
3
million of

materials were

received by

UBP and

paid for

with an

advance payment

from Vaxxinity,

and we

expensed $
1.2

million as
these raw materials were used to produce proteins.

Upon rejection of

the EUA by

Taiwan in August 2021, UBP

requested that its

suppliers cancel the

remaining orders.

Through September
30, 2022, $
0.4

million orders have been canceled, $
0.8

million have been delivered, and $
3.0

million are still open.

For the open orders,
management

has not

yet concluded

that a

loss is

probable, since

UBP has

been able

to cancel

some orders,

and discussions

with its
suppliers are still ongoing.

Hence, an expense has not been recognized for them.

For the $
2.6

million of raw materials where UBP has taken possession, management has concluded a loss is probable and recognized an
expense.

16. Benefit Plans
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

Company provides contributions equal to
4
% of each participant’s annual salary. During both
of the three and nine months ended September 30, 2022 and 2021, the

Company contributed less than $
0.1

million to PRSA accounts.

17. Related Party Transactions
The Company has related party arrangements with UBI

and a number of its

affiliated companies listed namely, United Biomedical, Inc.,
Asia (“UBI-Asia”), UBI Pharma, Inc. (“UBI-P”), United BioPharma,

Inc (“UBP”) and UBI IP Holding (“UBI-IP”).
As of September 30, 2022 UBI owned
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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

22
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
Total

amounts

due

to

related

parties

were

$
16.7

million

and

$
19.4

million

as

of

September

30,

2022

and

December

31,

2021,
respectively.

Total

amounts due

from related

parties were

$
0.4

million and

$
0.4

million as

of September

30, 2022

and December

31,
2021, respectively. Total

service fees incurred were $
0.0

million and $
13.9

million for the three months ended September 30, 2022 and
2021, respectively.

Total service

fees incurred were $
1.1

million and $
32.6

million for the nine months ended

September 30, 2022 and
2021, respectively.

Total related party operating

activity, including the activity described

above, are as follows (in thousands):
September 30, December 31,
2022 2021
Consolidated balance sheet
Assets
Prepaid expenses and other current assets $
1,743
$
3,517
Amounts due from related parties
400
393
Property and equipment, net —
337
Liabilities
Amounts due to related parties
16,676
19,407
Accrued expenses
877
—
Three Months Ended September
30,
Nine Months Ended September
30,
2022 2021 2022 2021
Operating expenses
Research and development
Services provided by related parties

$
—

$
13,515

$
1,139

$
38,667
Taiwan CDC grant reimbursement

from related party
— — —
(7,199)
General and administrative
Services provided by related parties $ — $
355
$ — $
1,173

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
Overview
Vaxxinity

is engaged in the development and commercialization of rationally designed prophylactic and therapeutic vaccines to combat
common chronic disorders and infectious diseases with large

global unmet medical needs. Vaccines

offer significant cost, convenience
and accessibility advantages over

other forms of treatment, but

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

common

chronic
diseases, pursuing validated

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
Our

chronic

disease

pipeline

consists

of

five

programs

from

early

to

late-stage

development.

These

include

two

primary

programs
focused on well-validated targets

of chronic disease: UB-313,

which targets CGRP to

prevent migraines; and

VXX-401, which targets
PCSK9 to lower

LDL cholesterol

and reduce

the risk of

cardiac events. We

consider these

to be potential

best-in-class based

on their
potential for enhanced convenience, increased durability, expanded accessibility and greater cost-effectiveness as compared to biologics
and

other available

treatments. Moreover,

for both

of these

programs,

there

is a

known regulatory

pathway

to approval

and

either a
surrogate marker

or experimental provocation

that can facilitate

and accelerate development

decisions. We

began dosing subjects

in a
Phase 1 first-in-human trial of UB-313 in September 2022, and anticipate progressing VXX-401 into the clinic by the first half of 2023.
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
in multiple jurisdictions,

including high income countries

and LMICs, based on

a global Phase 3

heterologous booster trial of

UB-612
that began in the first half of 2022.
We have principally funded our operations through financing transactions. Through September 30, 2022, we received gross proceeds of
$306.4

million

in

connection with

various

financial

instruments,

including

the

sale of

preferred

and

common

stock, the

issuance

of
promissory

notes (including

convertible promissory

notes (“Convertible

Notes”)), the

entry into

simple agreements

for future

equity
(“SAFEs”), and

proceeds from

our initial

public offering.

Additionally,

we have

been awarded

grants totaling

$10.0

million from

the
Coalition for Epidemic Preparedness Innovations and

the Michael J. Fox

Foundation. The Company will

continue to pursue non-dilutive
sources of

financing,

including grants,

collaboration agreements,

and revenue

from the

sale of

our products.

However,

our ability

to
generate revenue sufficient

to achieve profitability

will depend on

the eventual regulatory

approval, and successful

commercialization
of one or

more of our

product candidates. To date, we

have not yet

obtained any regulatory approvals

for our pipeline

product candidates.
Costs associated with research and development are the most significant component of our expenses. These costs can vary greatly from period to period depending on the timing

of various trials for our

product candidates. We expect our allocated research and development costs to be in line with recent levels over the next 12 months and that they may increase over time as we expand the number of product candidates that we

are advancing, whether

exclusively or with partners

.

Further, if

we commercialize any of

our product candidates

in
the future

on our own,

we anticipate incurring

greater selling

and marketing

expenses. Our

product candidates

are in

clinical stage

or
pre-clinical

stage

development,

and

we

have

generated

limited

revenue

to

date

and

have

incurred

significant

operating

losses

since
inception. Net losses were $19.3 million and $30.4

million for the three months ended September 30, 2022 and

2021, respectively.

Net
losses were $54.8 million and $89.3 million

for the nine months ended September 30, 2022

and 2021, respectively. As of September 30,
2022,

we had

an accumulated

deficit of

$284.2 million.

Our
expenses and

capital requirements

may increase

over time

in connection
with our operations, which could include:
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
As of

the date

of this

Report, we

expect our

existing cash

and cash

equivalents will

be sufficient

to fund

our operating

expenses and
capital expenditure requirements for

at least the next 12

months. We

believe that cash and cash

equivalents and highly liquid

assets on
hand will enable

us to fund our

operating expenses and

capital requirements beyond

the end of 2023,

and do not anticipate

any equity
capital raising activities in the near-term at or around current public market valuation levels. Thereafter, our viability will depend on our ability to raise

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

No revenue was generated during the three and nine months ended

September 30, 2022. Revenue of $0.1 million was generated during the three and

nine months ended

September 30, 2021

and consisted of

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

and

design

of

the

clinical

trials.

Once

we

have
decided to proceed, our Vaxxine

Platform enables the iteration of drug candidates in the discovery phase through rapid, rational design
and

formulation.

After

we

have

identified

drug

candidates,

scaling

their

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
•
expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our clinical trials,
preclinical studies and drug discovery efforts,

and contract manufacturers that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;
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
We

rely on

related parties

for certain

services to

advance our

research and

development programs,

including manufacturing,

quality
control,

testing,

validation,

supply

services,

research

support,

development

and

clinical

functions.

During

the

nine

months

ended
September 30, 2022 and 2021, related party expenses

were approximately 3.6% and 58.0% of our

research and development expenses,
respectively.

Where appropriate,

we allocate

our third-party

research

and development

expenses on

a program-by-program

basis. These

expenses
primarily

relate

to

outside

consultants,

CROs,

contract

manufacturers

and

research

laboratories

in

connection

with

pre-clinical
development, process

development, manufacturing

and clinical

development activities.

We

do not

allocate our

internal costs,

such as
employee costs,

costs associated

with our discovery

efforts, laboratory

supplies and

facilities, including

depreciation or

other indirect
costs, to

specific programs because

these costs often

relate to platform

development, to multiple

programs simultaneously or

to discovery
of new

programs, and

any such

allocation would

necessarily involve

significant estimates

and judgments

and, accordingly,

would be
imprecise. When we

refer to the

research and development

expenses associated with

a specific program,

these refer exclusively

to the
allocated

third-party

expenses

associated

with

that

product

candidate.

All

other

research

and

development

costs

are

referred

to

as
unallocated costs.
Product candidates in later

stages of clinical development

generally have higher development costs

than those in earlier

stages of clinical
development, primarily due to the

increased size and duration of

later-stage clinical trials. In

an effort to help mitigate

costs and use of
capital, it

is the

Company’s

intention to

advance late

stage assets,

such as

UB-311,

into large

-scale trials

with one

or more

strategic
partners. In

the case of

UB-311, t
he anticipated

timing for the

Phase 2b trial

initiation will

be determined

once a strategic

partnership
materializes. We believe the decision to share development costs with a partner for this program will allow Vaxxinity to focus resources
on the

development of

its other

chronic disease

candidates, as

we initiate

clinical trials

for two

potential best-in-class

programs (UB-
313 and VXX-401).
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
In the

event UB-612

becomes authorized

by a

regulatory authority

and commercially

available, general

and administrative

expenses
may increase in the future.

We will

continue to incur public company-related

expenses, including services associated with

maintaining
compliance with Nasdaq listing and SEC requirements, director and officer liability insurance and investor and public relations costs.
Other Expense (Income)

Interest Expense

Interest expense consists

of (i) interest expense

recognized on the note

payable entered into during

June 2020 for the

acquisition of an
airplane

(the “2025

Note”),

(ii) interest

expense

recognized on

the Convertible

Notes

and

(iii)

interest

expense

recognized

on other
promissory

notes,

including

$0.1

million

borrowed

from

our

Chief

Executive

Officer

(the

“Executive

Note”)

and

a

related

party
Convertible Note

payable for

$2.0 million

in aggregate

proceeds that

was received

in three

tranches (the

“2018 Related

Notes”). The
Executive Note was repaid in full in

August 2021 and the 2018 Related

Notes were converted into Series A

preferred stock concurrently
with the Reorganization.

Interest Income
Interest income consists of income earned on our cash and cash equivalents, money market holdings, and short-term investments.

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

Vaxxinity

,

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

As of September 30, 2022,
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
nine months

ended September

30, 2022

reflects the

operations of

Vaxxinity

and its

subsidiaries. Our

operations for

the nine

months
ended September

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

Condensed Consolidated Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and

2021
The

following

table

summarizes

our

unaudited

condensed

consolidated

results

of

operations

for

the

three

and

nine

months

ended
September 30, 2022 and 2021, together with the dollar change in those items from period to period (in thousands):

Three Months Ended September 30, Nine Months Ended September 30,
2022 2021 Change 2022 2021 Change
Revenue $ — $ 50 $ (50) $ — $ 67 $ (67)
Costs of revenue — 9 (9) — 1,937 (1,937)
Gross (loss) profit — 41 (41) — (1,870) 1,870
Operating expenses:
Research and development 12,468 23,443 (10,975) 34,609 54,324 (19,715)
General and administrative 7,300 6,873 427 20,546 21,130 (584)
Total operating expenses 19,768 30,316 (10,548) 55,155 75,454 (20,299)
Loss from operations (19,768) (30,275) 10,507 (55,155) (77,324) 22,169
Other (income) expense:
Interest expense 54 112 (58) 264 732 (468)
Interest income (545) (3) (542) (625) (6) (619)
Change in fair value of
convertible notes — — — — 2,667 (2,667)
Change in fair value of simple
agreements for future equity — — — — 8,365 (8,365)
Change in fair value of
warrant liability — — — — 214 (214)
Loss (gain) on foreign
currency translation, net (25) 5 (30) (28) 24 (52)
Other (income) expense, net (516) 114 (630) (389) 11,996 (12,385)
Net loss $ (19,252) $ (30,389) $ 11,137 $ (54,766) $ (89,320) $ 34,554
Revenue

Revenues for all periods

presented are negligible. All

revenue and comparable decreases

were due to sales of

our ELISA tests. We

are
not actively pursuing commercialization of our ELISA tests at this time.
Gross Margin
All gross margin and comparable decreases were due to

sales of our ELISA tests. Gross margin was zero for the

three and nine months
ended September 30, 2022. During the nine months ended September 30, 2021,

we wrote off, to cost of revenue, $1.9 million

in expired
ELISA tests that had no commercial value.
Research and Development Expenses

Comparison of the three months ended September
30, 2022

to the three months ended September
30, 2021
Research and

development expenses

were $12.5

million and

$23.4 million

for the

three months

ended September 30,

2022 and

2021,
respectively.

The $10.9

million decrease

was comprised

of a

$14.6 million

decrease in

allocated costs

(i.e., costs

that can

be directly
attributed to a specific clinical program),

and a $3.6 million increase in unallocated costs. The decrease in allocated costs was primarily due to a decrease of $14.9 million in costs related to our UB-612 Covid vaccine program, $0.

7

million to our UB-311 AD program and
$0.3 million to

our UB-312 PD

program, offset

by increases in spend

of $1.3

million on our

VXX-401 hypercholesterolemia program
and a

$2.6 million

expense recognized

in the

three months

ended September

30, 2022

for UB-612

raw materials

acquired by

UBP,

a
related party

contract manufacturer.

See Note

15, “Commitments

and Contingencies”,

for more

information about

this expense.

The
$3.6 million increase in unallocated costs was driven by increased salaries and personnel-related costs of $2.1 million, including stock-
based compensation

expense of

$0.5

million, a

$0.8 million

increase in

rent, facilities

and travel

costs, and

a $0.7

million increase

in
external professional services supporting research and development activities across the pipeline.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021
Research and

development expenses

were $34.6

million and

$54.3 million

for the

nine months

ended September 30,

2022 and

2021,
respectively.

The $19.7

million decrease

was comprised

of a

$31.7 million

decrease in

allocated costs

(i.e., costs

that can

be directly
attributed to

a specific clinical

program), offset

by an $12.0

million increase

in unallocated costs.

The decrease

in allocated costs

was
primarily due to a decrease of $37.8 million in costs related to our UB-612 Covid vaccine program,

offset by increases in spend of $3.1
million on our VXX-401 hypercholesterolemia

program,

$1.6 million on our UB-313 CGRP program

,

$1.1 million on our UB-312 PD
program,

and a $2.6

million expense

recognized in the

nine months ended

September 30, 2022

for UB-612 raw

materials acquired by
UBP, a related party

contract manufacturer.

See Note 15, “Commitments and Contingencies”, for more information about this expense.
The $12.0 million increase in unallocated costs

was driven by increases in salaries

and personnel-related costs of $9.5 million, including
stock-based

compensation expense

of $1.7

million, a

$1.3 million

increase

in external

professional

services supporting

research and
development activities across the pipeline,

and a $1.2 million increase in facilities and other overhead costs.

General and Administrative Expenses

Comparison of the three months ended September
30, 2022

to the three months ended September
30, 2021
General

and

administrative

expenses

were

$7.3

million

and

$6.9

million

for

the

three months

ended

September 30,

2022

and

2021,
respectively.

The $0.4 million increase was primarily due

to increases in Directors and Officers

(D&O) insurance costs of $1.1 million
and salaries and

personnel-related costs

of $0.3 million,

partially offset by

decreases of $1.0

million consulting costs

and professional
services.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021
General and

administrative expenses

were $20.5

million and

$21.1 million

for the

nine months

ended September 30,

2022 and

2021,
respectively. The $0.6

million decrease was primarily due to decreases of $1.2 million in legal spend, $1.0 million in consulting spend,
and

$0.9 million

in travel

expense versus

the prior

year period

when

the company

was planning

to go

public.

Spending on

external
recruiters also declined by $0.7 million.

These cost decreases were partially offset by increases

in D&O insurance costs of $2.9 million.
Interest Expense
Comparison of the three months ended September
30, 2022

to the three months ended September
30, 2021
Interest expense was $0.1 million and $0.1 million for the three months ended

September 30, 2022 and 2021, respectively.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021
Interest expense

was $0.3

million and

$0.7 million

for the

nine months

ended

September 30,

2022 and

2021, respectively.

The $0.4
million decrease was due to the exchange of Convertible Notes for Series A preferred stock in connection with the Reorganization.

Interest Income
Comparison of the three months ended September
30, 2022

to the three months ended September
30, 2021
Interest income on

cash and short-term

investments was $0.5

million and less

than $0.1 million

for the three

months ended September 30,
2022 and 2021, respectively.
Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021
Interest income on cash

and short-term investments was

$0.6 million and less

than $0.1 million for

the nine months ended

September 30,
2022 and 2021, respectively.
Change in Fair Value

of Convertible Notes, SAFEs and Series A-1 Warrant

Liability
In connection with the Reorganization, all outstanding Convertible Notes,

SAFEs and Series A-1 Warrants

were exchanged into shares
of Series A preferred

stock, which were

subsequently exchanged

into shares of

Class A common

stock upon the

closing of the

IPO in
November 2021.
The $2.7 million change in fair value of the Convertible Notes recognized during the nine months ended September 30, 2021 related to
the revaluation of the Convertible

Notes upon conversion to equity.

The $8.4 million change in

fair value of SAFEs recognized

during
the nine months

ended September 30, 2021

related to insight

into the pricing

of Vaxxinity’s

next stock issuance

at a higher

valuation.

The $0.2 million

change in fair

value of Series

A-1 Warrants

recognized during

the nine months

ended September 30, 2021

related to
an increase in value of the Series A-1 preferred stock.

Loss on Foreign Currency Translation, Net

The

net

loss

of

foreign

currency

translation

reflects

increases

in

the

US

dollar

foreign

exchange

rate

for

the

three

months

ended
September 30, 2022 compared to the

three months ended September 30, 2021 and the

nine months ended September 30, 2022 compared
to the nine months ended September 30, 2021.

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

we also generated

revenue from the

sale of an

option to negotiate

a license with

UNS (which option

has expired)
and the sales

of ELISA tests

in 2020 and

2021. During the

year ended December

31, 2021, we

raised a total

of $198.8 million,

which
consisted of $71.1 million

in net proceeds

from the issuance

of common stock in

connection with the IPO,

$122.8 million in net

proceeds
from the issuance

of Series B

preferred shares, $2.0

million in net

proceeds from the

issuance of convertible

debt, and $2.9

million in
net

proceeds

from

the issuance

of

SAFEs.

At September

30,

2022,

the Company

had

$102.2

million

of highly

liquid

assets to

fund
operations, including $18.9 million of cash

and cash equivalents, $80.2 million of

short-term investments, and a $3.1 million

restricted
cash balance, compared to $144.9 million as of December 31, 2021.

The decrease in liquid assets for the periods reported are primarily due to the factors described under “Cash Flows” below.
Cash Flows
The

following

table

provides

information

regarding

our

cash

flows

for

the

nine

months

ended

September 30,

2022

and

2021

(in
thousands):

September 30, December 31,
2022 2021
Balance Sheet Data:
Cash and cash equivalents $ 18,875 $ 144,885
Short-term investments, net 80,233 —
Restricted cash 3,073 172
Total assets 122,960 166,673
Total liabilities 42,699 38,054
Total stockholders' equity $ 80,261 $ 128,619
Nine Months Ended September 30,
2022 2021
Statement of Cash Flow Data:
Net cash used in operating activities $ (41,451) $ (67,026)
Net cash used in investing activities (81,600) (50)
Net cash provided by financing activities (58) 125,308
Net (decrease) increase in cash, cash equivalents and restricted cash $ (123,109) $ 58,232
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $41.5 million, primarily resulting from a $54.8 million

net loss,

an unfavorable

$6.2 million

change in

operating

assets and

liabilities and

total non-cash

items of

$7.1 million.

The
changes in

net operating

assets and liabilities

were primarily

due to a

decrease of $2.7

million in amounts

due to related

party,

a $7.5
million increase in accrued

expenses and other

current liabilities, a

$3.3 million increase in

prepaid expenses, and a

$2.1 million decrease
in long-term

deposits. The

primary non-cash

adjustments

to net

loss consisted

of $6.4

million of

stock-based compensation

and $1.1
million in depreciation.

Net cash used in operating activities

for the nine months ended September

30, 2021 was $67.0 million,

primarily due to an $89.3 million
net loss and

an increase of

$3.9 million in

net operating assets

and liabilities and

an increase in

total non-cash

items of $18.4

million.
The cash flow impact from changes in net operating assets and liabilities were primarily due to $13.2 million in amounts due to related
party as

well as

$4.8 million

related to

accrued expense,

accounts payable

and other

liabilities. These

increases were

offset

by $10.2
million in prepaid expenses for UB-612 production as well

as $4.0 million in deferred offering costs. The

primary non-cash adjustments
to net

loss included

an $11.2

million change

in the

fair market

value of

financial instruments

as well

as $5.7

million of

stock-based
compensation and $0.9 million in depreciation.
Investing Activities
Net cash

used in

investing activities

totaled $81.6

million for

the nine

months ended

September 30, 2022.

The cash

used in

investing
activities consisted primarily of the acquisition of equipment and short

-term investments.

Net cash used

in investing activities

was less than

$0.1 million for the

nine months ended

September 30, 2021.

The cash used

in investing
activities consisted primarily of the acquisition of equipment.
Financing Activities
Net cash used by financing activities was less than $0.1 million for the nine months ended September 30, 2022. We repaid $0.3 million
in relation to a note payable and received $0.3 million from the exercise of stock options.
Net

cash

provided

by

financing

activities

totaled

$125.3

million

for

the

nine

months

ended

September

30,

2021.

We

raised

capital
through

the

issuance

of

Series

B

preferred

stock,

with

net

proceeds

of

$122.8

million,

and

the

issuance

prior

to

the

March

2021
Reorganization of SAFEs and Convertible Notes, with

net proceeds of $2.9 million and $2.0 million, respectively.

We also repaid

$2.0
million in relation to a Convertible Note and $0.3 million in relation to a Paycheck

Protection Program loan.
Funding Requirements
We

have generated

approximately $3.7

million in revenue

since inception

and have

incurred net

losses in each

reporting period

since
inception. We

do not expect to

generate any meaningful

revenue unless and

until we obtain regulatory

approval of and

commercialize
our product

candidates, secure

out-licensing agreements

or form

strategic partnerships.

We

do not

know when,

or if,

this will

occur.
Therefore,

we

will likely

continue

to

incur significant

losses for

the foreseeable

future, and

losses may

increase

as we

continue

the
development of, and seek regulatory approvals for,

our product candidates and begin to commercialize any approved products.
As of the

date of this

Quarterly Report, we

expect our existing

cash and cash

equivalents will be

sufficient to fund our

operating expenses
and capital expenditure requirements

for at least the next 12

months. As of September 30, 2022,

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
•
the timing and extent to which we secure out-licensing agreements for our products or form strategic partnerships;

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

Contract Research and Manufacturing Organizations
We

recorded accrued

expenses of $2.5

million in our

balance sheet for

expenditures incurred

by CROs and

contract manufacturers

as
of September 30, 2022 and $4.5 million as of December 31, 2021

.
Tax

-Related Obligations
We

have reserved

$0.6 million

of unrecognized

tax benefits

against NOLs.

Additionally,

as of

September 30, 2022,

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
Item 3. Quantitative and Qualitative Disclosures About

Market Risk.

We

are exposed

to market risk

in the ordinary

course of our

business. These

risks primarily

relate to

foreign currency

and changes

in
interest rates.

Foreign Currency Exchange

Risk

We

have

limited

exposure

to

foreign

currency

exchange

risk

as

most

of

our

operating

activities

are

primarily

denominated

in

U.S.
dollars. We believe actual foreign

exchange gains and

losses did not

have a significant

impact on our

results of operations

for any periods
presented herein. The results of the analysis based on our financial position as of September 30, 2022, indicated that a hypothetical 10%
increase or decrease in applicable foreign currency exchange rates would not have a material effect on our financial results.
Interest Rate Risk

We

are

exposed

to

market

risk

related

to

changes

in

interest

rates.

As

of

September

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

the fixed interest

rate of the

2025 Note,

we believe there

is no material

exposure to

interest rate risk.

The results of
the analysis based on our financial position as of September 30, 2022, indicated that a hypothetical 100 basis point increase or decrease in risk-free rates would not have a material effect on our financial results.
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

30, 202

2, our

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
Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and

Use of Proceeds.

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarterly period ended September 30, 2022.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf
by the undersigned, thereunto duly authorized on November 10, 2022.

VAXXINITY,

INC.
By: /s/ Mei Mei Hu
Mei Mei Hu,

President and Chief Executive Officer
(Principal executive officer)
By: /s/ Jason Pesile
Jason Pesile
Senior Vice President, Finance &

Accounting
(Principal financial and accounting officer)