Form 10-K
period 2022-12-31
Vaxxinity, Inc.
filed 2023-03-27
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark One)
☒
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934
for the fiscal year ended
December 31, 2022
or
☐
Transition report

pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
for the transition period from

to

.
Commission File Number

001-41058
VAXXINITY, INC.
(Exact name of registrant as specified in its charter)
Delaware

86-2083865
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)
505 Odyssey Way

Merritt Island
,
FL
32953
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
☐

If securities are registered

pursuant to Section 12(b)

of the Act, indicate

by check mark whether

the financial statements of

the registrant included

in
the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by

check mark

whether any

of those

error corrections

are restatements

that required

a recovery

analysis of

incentive-based

compensation
received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐

No ☒
The aggregate market value

of registrant’s

voting and non-voting outstanding

common stock held by

non-affiliates was approximately

$
94.5

million
based upon the closing stock price of

issuer’s common stock on June 30, 2022, the

last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each officer and director and by each person who may be deemed to be affiliates of the Company. This
determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15,

2023, the registrant

had
112,188,911

shares of $0.0001

par value Class

A common stock

outstanding and
13,874,132

shares of $0.0001
par value Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of

the following document

are incorporated by

reference in Part III

of this

Report: the registrant’s

definitive proxy statement

relating to

its
2023

Annual Meeting of

Shareholders. We

currently anticipate that

our definitive proxy

statement will be

filed with the

SEC no later

than 120 days
after December 31,
2022
, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

TABLE OF CONTENTS
PART I
Item 1.
Business
3
Item 1A.
Risk Factors
45
Item 1B.
Unresolved Staff Comments
89
Item 2.
Properties
89
Item 3.
Legal Proceedings
90
Item 4.
Mine Safety Disclosures
90
PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
91
Item 6.
[Reserved]
91
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
91
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
104
Item 8.
Financial Statements and Supplementary Data
106
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
141
Item 9A.
Controls and Procedures
141
Item 9B.
Other Information
142
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
142
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
142
Item 11.
Executive Compensation
142
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
142
Item 13.
Certain Relationships and Related Transactions and Director Independence
142
Item 14.
Principal Accountant Fees and Services
142
PART IV
Item 15.
Exhibits and Financial Statement Schedules
142
Item 16.
Form 10-K Summary
144
SIGNATURES
145

PART

I

Unless otherwise indicated in this report, “Vaxxinity,” “we,” “us,” “our,” and similar terms refer to

Vaxxinity

,

Inc. and our consolidated
subsidiaries.
SPECIAL NOTE REGARDING FORWARD

-LOOKING STATEMENTS
This Annual

Report on

Form 10-K

for the

year ended

December 31, 2022

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
•

the ability and willingness of our third-party collaborators to continue research and development activities relating to
our product candidates;
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
We discuss many of these factors

in greater detail

under Item 1A.

“Risk Factors.” These

risk factors are not

exhaustive and other sections
of

this

report

may

include

additional

factors

which

could

adversely

impact

our

business

and

financial

performance.

Given

these
uncertainties, you should not place undue reliance on these forward

-looking statements.
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

challenges
and

has the

potential to

bring the

efficiency

of vaccines

to a

whole

new class

of medical

conditions.

Specifically,

our technology

is
designed

to

use

synthetic

peptides

to

mimic

and

optimally

combine

biological

epitopes

in

order

to

selectively

activate

the

immune
system,

producing

highly

specific

antibodies

against

only

the

desired

targets,

including

self-antigens,

making

possible

the

safe

and
effective

treatment

of

chronic

diseases

by

vaccines.

The

modular

and

synthetic

nature

of

our

Vaxxine

Platform

generally

provides
significant speed and efficiency in candidate

development and has generated multiple product candidates

that we are designing to have
safety

and

efficacy

equal

to

or

greater

than

the

standard-of-care

treatments

for

many

chronic

diseases,

with

more

convenient
administration and meaningfully lower costs. Our current pipeline consists of five chronic disease product candidates from early to late-
stage development across multiple therapeutic areas, including Alzheimer’s Disease (“AD”), Parkinson’s Disease (“PD”), migraine and hypercholesterolemia. Additionally,

we believe our

Vaxxine

Platform may be

used to disrupt

the treatment paradigm

for a wide

range
of other

chronic diseases,

including any

that are

or could

potentially be

successfully treated

by mAbs.

We

also will

opportunistically
pursue infectious disease treatments. When the COVID-19 pandemic struck the world in March 2020, we quickly reallocated resources to develop a

vaccine candidate. We have

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

treated

with

mAbs.
Meanwhile, the

alternative to mAbs

treatments tends

to be small

molecules, which

are sometimes more

accessible to patients,

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
antibody

response against

harmful

self-antigens,

that is,

break immune

tolerance,

or produce

acceptable levels

of reactogenicity,

the
physical manifestation of the immune

response to vaccination. Our

Vaxxine Platform technology contains modular components custom-
designed to

mimic select

biology and

activate the

immune system,

enabling our

product candidates

to break

immune tolerance

when
targeting self-antigens, a

property observed across multiple clinical

and pre-clinical studies. Our

Vaxxine

Platform depends heavily on
intellectual property licensed from UBI

and its affiliates, a related

party and a commercial partner

for us, who first

developed the peptide
vaccine

technology

utilized

by

our

Vaxxine

Platform.

The

formulation

of

our

peptide-based

product

candidates

relies

on

contract
manufacturers at this time, including both related parties as well as third-party manufacturers.

We

believe

our

Vaxxine

Platform

has

the

potential

to

generate

product

candidates

with

attributes

that

collectively

offer

significant
advantages over

both mAbs

and small

molecule therapeutics,

and that

some of

these advantages

may allow

for use

in a first-line

or a
prevention setting:
• Cost
:

Monoclonal

antibodies

require

costly

and

complex

biological

manufacturing

processes.

Our
manufacturing

process

is

chemically

based

and

highly

scalable

and

requires

lower

capital

expenditures.

In

addition,

we

design

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
• Safety
: Based on our clinical trials to date, our product

candidates have been well tolerated. We

aim to offer
product candidates with safety profiles at least comparable to the competing mAb or small molecule alternative for the relevant disease.

Our Pipeline
The following chart reflects our current product candidate pipeline:
As used in the chart above, “IND” signifies a program

has begun investigational new drug (“IND”)-enabling studies.
Our pipeline

consists of

five lead

programs focused

on chronic

disease, particularly

neurodegenerative disorders,

in addition

to other
neurology and cardiovascular indications.
Neurodegenerative Disease Programs:
• UB-311
: Targets toxic

forms of aggregated amyloid-beta (“Aβ”) in the brain to fight AD. Phase 1, Phase 2a and Phase 2a Long Term

Extension (“LTE”)

trials have shown UB-311 to be well tolerated in mild-to-moderate

AD subjects over
three years of repeat dosing, with a safety profile comparable to placebo, with no cases of amyloid-related imaging abnormalities-
edema (“ARIA-E”) observed in the main Phase 2a trial, and only one case of

ARIA-E in the LTE

trial, which was clinically not
significant according to the study investigator.

UB-311 was also shown to be immunogenic, with a high

responder rate and antibodies
that bind to the desired target. We

held an End of Phase 2 meeting with the U.S. Food and Drug Administration

(“FDA”) and have
aligned upon a large scale efficacy trial, which, pending

data, could potentially support initial licensure of UB-311

for the treatment of
early AD.

The FDA granted UB-311 Fast Track

Designation in the second quarter of 2022.

The expected timing of the Phase 2b
initiation will be determined based upon the timing of a strategic partnership.
• UB-312
: Targets toxic

forms of aggregated α-synuclein in the brain and peripheral tissues to fight PD and other synucleinopathies, such as Lewy body dementia (“LBD”) and multiple system atrophy (“MSA”). Part A of a Phase 1 trial in healthy volunteers has been completed and has shown UB-312 to be well tolerated,

with no significant safety findings, and
immunogenic,

with a high responder rate and antibodies that cross the blood-brain barrier (“BBB”). No serious adverse events were
observed in Part A of the Phase 1 trial. We

have completed an end-of-treatment analysis of the ongoing Part

B of the Phase 1 trial in
PD patients, which has similarly shown UB-312 to be well tolerated and immunogenic,

with anti-α-synuclein antibodies observed in
the serum and CSF of PD patients.

We anticipate the

completion of Part B of the trial in PD patients in mid-2023.

• VXX-301
:

We

are

developing

an

anti-tau

product

candidate

that

has

the

potential

to

address

multiple
neurodegenerative

conditions,

including

AD,

by

targeting

abnormal

tau

proteins

alone

and

in

potential

combination

with

other
pathological proteins such as Aβ to combat multiple pathological processes at once. Our lead candidate targets multiple epitopes of tau.
Next Wave Chronic

Disease Programs:
• UB-313
:

Targets

Calcitonin

Gene-Related

Peptide

(“CGRP”) to

fight

migraines.

We

have

completed
enrollment in a first-in-human Phase 1 clinical trial, which began in

September 2022, and anticipate a topline readout in the mid-2023.
• VXX-401
:

Targets

proprotein

convertase

subtilisin/kexin

type

9

serine

protease

(“PCSK9”) to

lower

low-
density lipoprotein (“LDL”)

cholesterol and reduce

the risk of cardiac

events. As of March

2023, we have begun

dosing of subjects in
a first-in-human clinical trial of VXX-401 in Australia.

Given the global COVID-19 pandemic and our Vaxxine

Platform’s applicability to infectious disease, we also have advanced a product candidate that addresses SARS-CoV-2.
COVID-19
• UB-612
: Employs a “multitope” subunit protein-peptide approach to neutralizing the SARS-CoV-2 virus,
meaning the product candidate is designed to activate both antibody and cellular immunity against multiple viral epitopes.

A Phase 3
trial evaluating UB-612 as a heterologous boost against SARS-CoV-2,

head-to-head versus homologous boosts of VNT162b2
(mRNA), ChAdOx1-S (adenovirus), and BIBP (inactivated virus), was initiated in the first half of 2022 with funding support from the
Coalition of Epidemic Preparedness Innovations (“CEPI”).

In December 2022, we announced positive topline data: UB-612 met primary and key secondary endpoints, eliciting non-inferior neutralizing antibody titers and seroconversion rates (“SCR(s)”), defined as a 4-fold or greater increase in neutralizing antibodies from baseline,

against both Wuhan and Omicron BA.5 variants as compared
to BNT162b2, and superior neutralizing antibody titers and SCRs against both variants as compared to ChAdOx1-S and BIBP.

Preliminary safety data show that UB-612 has been generally well tolerated with no serious adverse events reported through day 57 of
data cut-off.

The trial is ongoing, with long-term safety and immunogenicity follow-up planned through 12 months.

Phase 1 and
Phase 2 trials of UB-612 have also shown UB-612 to be well tolerated,

with over 7,500 doses administered to over 3,750 subjects. In
March 2023 we completed rolling submissions for conditional/provisional authorization with regulatory authorities in the United
Kingdom and Australia, who will review under their established work share agreement.

We

believe our Vaxxine

Platform has application

across a multitude

of chronic and

infectious disease indications

beyond our

existing
pipeline. We are developing additional product candidates that we believe may address significant unmet needs both within and beyond our current pipeline’s therapeutic areas.
Our Team
We have assembled

an experienced group of executives with deep scientific, business and leadership expertise in pharmaceutical and
vaccine discovery and development, manufacturing, regulatory and commercialization.

Mei Mei Hu, our co-founder and Chief
Executive Officer, has been a member

of the executive committee of UBI since 2010. Our board of directors is chaired by our co-
founder Louis Reese, who has been a member of the executive committee of UBI since 2014. Our research efforts are guided by
highly experienced scientists and physicians on our leadership team including Dr. Ulo Palm, our Chief Medical

Officer, and Dr.

Jean-
Cosme Dodart, our Senior Vice

President of Research. Our leadership team contributes a diverse range of experiences from leading
companies including Allergan, Amgen, Eli Lilly,

LEO, Merck, Novavax, Novartis, and Schering-Plough, and were executives in multiple successful mAb and vaccine launches.

As of December 31, 2022, we have assembled an exceptional team of approximately
92 employees, the majority of whom hold Ph.D., M.D., J.D. or Master’s degrees. We also have

a highly experienced scientific
advisory board consisting of leading doctors and scientists in relevant therapeutic areas.

Our Strategy
Our mission is

to develop product candidates

that improve the

quality of care for

chronic diseases and

are accessible to

all patients across
the globe. In order to achieve this mission, we seek to:
•
Advance our chronic disease pipeline through

clinical stage development
: We plan to advance UB-311,
UB-312, UB-313, and VXX-401 through clinical stage development for the treatment of chronic diseases, either ourselves or with a strategic partner. We

believe that our differentiated Vaxxine

Platform will enable our product candidates, if approved and successfully commercialized,

to potentially disrupt the treatment paradigm for their respective indications. However,

there can be no guarantee that
we will obtain regulatory approval or commercialize of any such product

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
•
Expand

and

scale

our

existing

capabilities
:

We

are

investing

in

our

operational

processes,

facilities

and
human capital to accelerate the speed with which we can bring product candidates through the development pipeline, and to

strengthen
the capacity for developing more product candidates simultaneously.

•
Continue to

improve

our Vaxxine

Platform
: In

addition to,

and in

conjunction with,

our product

candidate
development

efforts,

we

are

continuously

working

to

improve

and

enhance

the

richness,

breadth

and

effectiveness

of

our

Vaxxine
Platform. As our

Vaxxine Platform further develops, we

believe that

we can

both increase the

number of product

candidates in

concurrent
development and efficiently advance product candidates

through pre-clinical and clinical development.
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

typically not

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
Finally,

patients

on

mAbs

often

experience

a

loss

of

effectiveness

over

time

due

to

a

phenomenon

known

as

anti-drug

antibodies,
whereby the immune

system begins to

recognize therapeutic mAbs

as foreign, and

mounts a

response against them,

eventually mitigating
their efficacy.
Our Vaxxine

Platform
Our Vaxxine

Platform is designed to stimulate the patient’s own immune system to generate antibodies and overcome the limitations of traditional

vaccines

to

target

self-antigens

safely

and

effectively

in

chronic

diseases.

Our

product

candidates

have

broken

immune
tolerance against

self-antigens consistently.

As described

in the

section titled

“Our Product

Candidates” below,

across seven

clinical
trials,

we

have

consistently

observed

that our

product

candidates have

stimulated

the

development

of

antibodies

against the

desired

target at relevant doses in clinical trial subjects, including the elderly. We have observed favorable tolerability and reactogenicity of our product

candidates

across

studies

of

UB-311,

UB-312

and

UB-612,

with

no

significant

safety

findings

to

date.

We

aim

to

develop
product candidates that

are more convenient,

more cost-effective and

more accessible to large

patient populations, with safety

profiles
at least comparable to,

relevant mAbs and small

molecule treatments. We believe our product candidates have

the potential to eventually
not only capture meaningful market share from mAbs

and small molecules, but more importantly, to provide therapeutic benefit to large
patient populations

who currently

receive neither

form of

treatment and

thereby open

up the

broadest access

to patients.

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

commercialized

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

corporation (“COVAXX”).

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

On December 31, 2022, COVAXX

was
merged into Vaxxinity

in order to simplify the corporate structure.

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

proprietary,

custom,

rationally

designed

antigen

capable

of

evoking

an

immune

response

(an
“immunogen”)

formulated

with

a

proprietary

CpG

oligonucleotide.

The

immunogen

contains

several

advanced

synthetic

peptide
domains,

including

B-cell

epitopes,

T-helper

(“Th”)

peptide

carrier

constructs

and

peptide

linkers.

This

composition

enables

us

to
achieve

a

highly

specific

immune

response

to

the

target

antigen,

with

limited

inflammation

and

off-target

effects

that

could

cause
reactogenicity. This design process has evolved into a repeatable series of well-defined steps,

which has enabled the development of our
current pipeline of product candidates.
Key Elements of our Vaxxine

Platform Constructs and Formulations
When developing

a product

candidate, we

use publicly

available information

and sophisticated

bioinformatics tools

to investigate

the
entire protein structure of a

target in a comprehensive manner

to identify functional B-cell epitopes

that may provide optimal antigens.
We

then synthesize

peptides that

mimic these

identified antigens

to elicit

highly specific

antibodies against

these B-cell

epitopes. To
yield favorable tolerability profiles, we screen our product candidates for lack of toxicity as well as reactogenicity,

and design them not
to elicit T-cell

mediated inflammation. To

enhance effectiveness, we

seek to optimize the

size and sequence of

our custom peptides to
elicit a robust, specific antibody response when linked to a carrier molecule.
We

then attach

a proprietary

carrier molecule,

an artificial Th

carrier peptide

that delivers the

synthetic peptide

into cells.

Traditional
vaccines have

faced challenges

in achieving

specific responses

because they

rely on

conjugating

an antigen

to a

large toxoid

carrier
molecule, to which most of

the antibody response is directed,

causing off-target effects

such as inflammation.

In our pre-clinical trials
and clinical trials to date, our product candidates have displayed specific immunogenicity,

or the ability to stimulate a targeted immune
response, thereby greatly reducing potential off-target effects and increasing the potential for our product candidates to be well tolerated
and

efficacious.

We

have

observed

that

our

carrier

molecules

have

produced

consistent

results

across

multiple

species

and

against
multiple targets in seven human clinical trials to date.

Our Product Candidate Does Not Induce an Antibody Response against its Carrier Molecule
The graph above

illustrates that our

peptide carriers induce

a strong immune response against

the target antigen, and

a minimal immune
response against themselves, as compared

to traditional vaccines formulated with other types of carrier molecules.
Our

peptide

carriers

have

short sequence

lengths;

we

design

them with

the aim

that

they are

not

antigenic on

their own

and

do not
stimulate cytotoxic T-cells.

The carriers’ sequences model

those found in natural

pathogens, so they are

recognized by T-helper

cells.
This encourages

robust T-helper

cell exposure

and promotes activation

of other

immune cells.

In turn,

B-cells are exposed

to the B-
cell antigen and begin antibody production against the antigen, while avoiding an antibody response to the carrier.
Our library of peptide carriers enables the use of different carrier molecules or different combinations of carrier molecules, which allows us to potentially regulate the speed of immune response onset as well as the magnitude and duration of that response. For
example, a longer duration of response would allow for less frequent dosing.

In the case of vaccines for infectious diseases, where T-
cell mediated activity is desirable, our Vaxxine

Platform also affords the flexibility to design immunogen constructs that specifically promote cytotoxic T-cell

activity when warranted.

We

utilize proprietary

linker constructs

to fuse

our peptide

carriers

with our

custom peptide

antigens.

These linkers

are designed

to
promote binding of both B-cell and

T-helper epitopes to their respective receptors, contributing to a B-cell response.

They may enhance
the

immune

response

by

enabling

conformational

changes

to optimize

presentation

of

the B-cell

epitope

to

antigen-presenting

cells
(“APCs”), such as dendritic cells (“DCs”).
Our

Vaxxine

Platform

also

enables

the

construction

of

candidates

that

target

multiple

epitopes

in

a

single

formulation,

whether

on
multiple

targets

or

a

single

target.

In

certain

cases,

targeting

multiple

epitopes

of

a

single

target

could

promote

increased

target
engagement.

Combinations of therapies

targeting different molecular

mechanisms are common

in treating neurologic, cardiovascular,
psychiatric,

metabolic,

respiratory,

infectious

and

oncologic

disease.

Our

Vaxxine

Platform’s

favorable

cost

of

goods

and

efficient
manufacturing process

could allow for

viable multi-target

therapies in a

single formulation.

This concept could

be applied in

an array
of potential therapeutic

areas. Our current

pipeline has candidates

against amyloid-β, α-synuclein

and tau; targeting

of two or more

of
these at the same time might prove more effective than any single-target therapy in some patients. Pre-clinical data to date suggests that we can elicit

antibody titers against

all three targets in

a single formulation.

In contrast, multi-target therapy

with mAbs would

compound
the cost and administration burdens as compared to single-target

mAb therapy.

Immunogenicity of Single- Versus

Multi-Target

Formulations in Guinea Pigs
Guinea pigs (three per dose)

were immunized with either single-target or

multi-target formulations, then serum was

drawn and antibody
titers compared

via enzyme immunoassays

(“EIA”). Multi-target

formulations elicited

similar titer

levels against

each target

as their
corresponding single-target

formulations. This suggests we can create product candidates with multiple neurodegenerative targets in a
single formulation and achieve sustainable titer levels.
Product Candidate Formulations
In

addition

to

our

immunogen

construct,

each

product

candidate

formulation

includes

custom

CpG

oligonucleotides

and

adjuvant
selection. CpG oligonucleotides are

negatively charged, and we

utilize proprietary CpG configurations

to stabilize the

positively charged
peptides. This

stabilization acts

to optimize

display of

the B-cell

epitope to

the immune

system. In

this way,

the primary

function of
CpG oligonucleotides in our formulations is that of an excipient.
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

Alum-derived adjuvants are commonly used in vaccines

to promote an immune
response. This is not the same adjuvant used in other companies’ failed neurodegenerative vaccine candidates.
How our Product Candidates are Designed to Function
Our immunogens

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

activates immunogen

-specific CD4+

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

targets

located

in

the

central

nervous

system

(“CNS”),

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

rapid

antibody

response

is elicited

by

a

booster

dose

of

UB-311

given

72

weeks after

the

priming
regimen.
Furthermore, the antibodies elicited by our product candidates have different properties than those of mAbs targeting similar pathology.
In general,

we aim

to achieve

binding affinity,

specificity and

functionality similar

or improved

compared to

mAbs targeting

similar
pathology. We

use Bio-Layer Interferometry (ForteBio
® ) to compare the binding kinetics (K
ON
, K
OFF
, and K
D
) of antibodies elicited by

our product candidates

versus mAbs. We

also use Western

blot or slot blot

to evaluate the binding

specificity of antibodies elicited

by
our product

candidates against

the normal,

toxic, misfolded

or aggregated

forms of

the target

protein. We

use immunohistochemical
analyses to observe the binding of antibodies to pathological inclusions on tissue sections, such as brain sections of patients. Moreover, we use cell-based models and animal models to measure the induced antibodies’ functionality. Additionally,

a major challenge in mAb
drug

discovery

is

that

mAbs

are

prone

to

induce

an

immune

response

against

themselves,

resulting

in

a

potential
inactivation/neutralization of the mAb by the host (i.e., the patient). This is not a concern with our vaccine approach as each patient will
produce its own

antibodies against the

target. Finally,

mAbs have a

potential

for off-target

binding, which could

result in non-specific
binding leading

to safety and

toxicity issues.

We

believe that

this is unlikely

to happen

using our technology

since antibodies

elicited
by our product

candidates are designed

to break immune

tolerance against specific

targets and should

not trigger an

immune response
against other self-peptides or proteins.
Product Candidate Selection Process
Because our Vaxxine Platform may have applicability across

a range of chronic

diseases, we employ a

proprietary filtering methodology
to best identify new product candidates for development. We

evaluate potential product candidates across five principal criteria:
•
Probability

of

technical

and

regulatory

success
:

We

examine

the

probability

of

success

for

a

product
candidate based on stage of development and therapeutic area, and then make target-specific adjustments for design difficulty,

industry
knowledge and clarity of

biological mechanism, general safety

risk and estimated

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

role in treatment paradigms,

including the ability to

“leap-frog” mAbs and treat

patients in earlier lines

of treatment,
to be used as a prophylactic, to include multiple targets in a single formulation and to be used as an adjuvant therapy.
After assigning

values to each

criterion for

a given product

candidate, we

weight each criterion

according to a

confidential algorithm,
and thereby prioritize product candidates for development. We update these values on a regular basis based on new scientific literature, trial results and our Vaxxine

Platform advancements.
As an example, in light of these criteria, AD and other neurodegenerative diseases that involve misfolded proteins are an attractive area for development. First, as the field has gained knowledge and clinical experience around the biology of targeting aberrant proteins with
antibodies, the relative technical, safety and regulatory risk has decreased. For instance, with two FDA-approved products targeting

Aβ
for AD, Aβ

has been validated

as a target.

Both AD and

PD have high

prevalence worldwide,

and large unmet

need with no

disease-
modifying products readily

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

atopic dermatitis,

chronic
rhinosinusitis, , food allergy), autoimmune disease

(e.g., psoriasis, psoriatic arthritis, Crohn’s disease), pain (e.g.,

peripheral neuropathy,
diabetic neuropathy) and bone and muscle atrophy (e.g., sarcopenia, osteoporosis,

osteopenia).
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

many small molecules,

which
commonly require a daily pill regimen.
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

a

long

duration

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

we believe our

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

development. We

leverage our

manufacturing expertise,

originally developed

alongside UBI

and
certain of

its affiliates,

to enable

rapid scale-up

of the

manufacture of

both clinical

and commercial

compounds that

use our

Vaxxine
Platform technology. Unlike process development for mAbs, which has inherent challenges such as risk of contamination in cell culture or bioreactors

and time-consuming

adjustments to

cell lines

for any

formulation adjustment,

our peptide

platform relies

on synthetic
peptide chemistry, which

is more reproducible and scalable, and relatively quick to manipulate for any modifications.
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
UB-311
An Overview of Alzheimer’s

Disease
Alzheimer’s

disease

is a

progressive

neurodegenerative

disorder

that slowly

affects

memory

and

cognitive

skills and

eventually

the
ability to carry

out simple tasks.

Its symptoms include

cognitive dysfunction, memory

abnormalities, progressive impairment

in activities
of

daily

living

and

a host

of other

behavioral

and

neuropsychiatric

symptoms.

The exact

cause

of

AD

is unknown,

but

genetic

and
environmental

factors

are

established

contributors.

AD

affects

more

than

six million

people

in

the

United

States

and

44 million
worldwide. The global economic burden of AD is expected to surpass $2.8 trillion by 2030.
Many molecular and cellular changes take place in the brain of a person with AD. Aβ plaques and neurofibrillary tangles of tau protein
in the

brain are

the pathological

hallmarks

of the

disease. Several

pathological

or toxic

forms

of Aβ

and

tau seem

implicated

in the
disease process, leading to loss of neurons and neuronal connectivity underlying the signs and symptoms of AD.
The Aβ protein involved in AD comes in several different pathological forms that accumulate in the brain parenchyma. Soluble species of

Aβ

(e.g.,

oligomers)

can

directly

disrupt

normal

synaptic

and

neuronal

functions.

They

may

also

contribute

to

tau

pathology.

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

form tangles.

These tangles

block

the
neuron’s transport system,

which harms the synaptic communication between neurons.
Converging lines of evidence suggest that AD-related brain changes may result from a complex interplay among Aβ proteins, abnormal tau, and several other factors. It appears that abnormal tau accumulates in specific brain regions involved in memory.

Concurrently, Aβ
clumps

into plaques between

neurons. As the

level of Aβ reaches

a tipping point,

tau rapidly spreads throughout

the brain. In addition
to the spread of Aβ and tau, chronic inflammation and its effect on the cellular functions of microglia and astrocytes, as well as changes to the vasculature, are thought to be involved in AD’s

pathology and progression.
In the last two years, the FDA has approved two different mAbs that target

Aβ for the treatment of AD.
Limitations of Current Therapies
Two

classes

of

small

molecules

approved

for

the

treatment

of

AD’s

symptoms

are

acetylcholinesterase

inhibitors

(“AChEIs”)

and
glutamatergic modulators. AChEIs are

designed to slow

the degradation of

the neurotransmitter acetylcholine,

temporarily compensating
for cholinergic

deficits.

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

the drug must be administered

monthly via intravenous

infusion in healthcare facilities specifically

configured to
support

an

hours-long

infusion

process

with

healthcare

professionals

trained

to

administer

infusion

therapies,

creating

a

burden

for
patients and additional costs resulting from the complex administration process. Because of the risk of developing ARIA-E, physicians who prescribe

aducanumab

must titrate

dosing

and carefully

monitor

each patient

using magnetic

resonance

imaging (“MRI”).

This
process

is

costly

and

burdensome

The

combination

of

price,

side

effects,

extra

costs,

and

extra

administration

burden

highlight

the
challenges

of

mAbs.

The

Center

for

Medicare

&

Medicaid

Services

(“CMS”)

decided

not

to

cover

aducanumab,

leading

to

its
commercial failure.
Soon after the FDA’s

approval of aducanumab, Eli Lilly and Company (“Lilly”) announced that it would file for approval of its anti-Aβ
mAb, donanemab, in 2022 on the basis of Phase 2 data.

In January 2023, the FDA declined accelerated approval

of donanemab due to

an insufficiently

sized safety database

in its Phase

2 trial; however,

Lilly has announced

its intention to

file for approval

later in 2023
on the basis of Phase 3 data.
In January 2023, the FDA granted

accelerated approval to lecanemab, another mAb targeting Aβ,

jointly developed by Biogen and Eisai
Co., Ltd. (“Eisai”).

Over 12.5% of patients on lecanemab

experience ARIA-E, and physicians who

prescribe lecanemab must monitor
each patient using

MRI.

Lecanemab must be

administered every two

weeks as

an intravenous

infusion in healthcare

facilities specifically
configured to

support an hours-long

infusion process with

healthcare professionals

trained to

administer infusion

therapies, creating a
burden for patients and additional costs resulting from the complex administration process.

Biogen and Eisai have announced that their
wholesale

acquisition

cost

(“WAC”)

launch

price

in

the

U.S.

will

be

$26,500

for

the

drug

product

only,

which

does

not

include
administration and

ongoing monitoring

costs.

It remains to

be seen whether

and to what

extent CMS will

reimburse treatment

of AD
patients with lecanemab.

We

believe the

above examples

signify not

only the

validity of

targeting

toxic forms

of Aβ

as a

target

in AD,

but also

the practical
limitations of mAbs, which so far despite approval have remained unable to serve a population with high unmet need.

Our Product Candidate: UB-311
We are developing a novel product candidate, UB-311, as a potential disease-modifying therapy for the treatment of AD.

We completed
a Phase 1 open label trial (V118-AD) and a Phase 2a randomized, double-blinded, placebo-controlled trial (the “Phase 2a Main Trial”).

We believe that

UB-311 may offer

several differentiators versus the approved mAbs, including

the preferential targeting of aggregated
Aβ

oligomers

over

monomers,

longer

durability

suggesting

greater

overall

exposure,

or

area

under

the

curve

(“AUC”),

improved
convenience in dosing and administration, a safety and tolerability profile comparable to placebo with potentially limited ARIA-E, and
an ability

to broaden

patient access

with greater

cost-effectiveness

and

scalability.

No signs

of ARIA-E

related adverse

events were
reported in the Phase

2a Main Trial despite

more than two-thirds of

the study participants being

APOE4 carriers.
Post hoc

exploratory
analyses of UB-311’s Phase 2a clinical data also suggest that quarterly dosing of UB-311 might slow cognitive decline in some subjects by up to 50%

when compared to placebo,

as measured by Clinical

Dementia Rating Sum of

Boxes (“CDR-SB”), Alzheimer’s

Disease
Assessment Scale – Cognitive Subscale (“ADAS-Cog”), Alzheimer’s Disease Cooperative Study – Activities of Daily Living (“ADCS-
ADL”) and Mini-Mental State Examination

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

In addition,

manufacturing
costs lower

than

those

of

mAbs

may

support

meaningfully

lower

pricing

and

access to

larger

patient

populations.

We

believe

such
advantages of UB-311,

if ever approved

for use, could

position it not only

to disrupt the

emerging mAb-based

treatment for early

AD
as both

a

monotherapy

and

adjuvant

therapy

to

existing

mAbs,

but

also

to

open

up a

new paradigm

for

prevention

of AD

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

CDR-SB, ADAS-Cog, ADCS-ADL and MMSE

scales, along with amyloid PET

imaging evaluations. This
study was intended

for proof-of-concept, so

no statistical hypothesis

testing was planned,

and exploratory analyses

were performed to
evaluate trends as described below.
A total of 43

patients diagnosed with

mild AD were randomized

(1:1:1) to one of

three treatment groups: UB-311

quarterly dosing, or
“Q3M,” receiving a total

of seven doses, UB-311

every six-month dosing, or

“Q6M,” receiving a total of

five doses, and placebo. The
Q3M cohort,

which included

14 subjects,

received an

initial regimen

of three

300μg injections,

one injection

at the

trial start,

one at
week 4 and the final at week 12,

followed by four single 300μg booster doses administered in

three-month intervals over the subsequent
12 months. The Q6M cohort,

which included 15 subjects, involved the

same initial schedule of three

300μg injections administered over
the first

12-week period,

followed by

the administration

of two

300μg booster

doses given

at six-month

intervals. The

placebo group
comprised 14 subjects.
In the

Phase 2a

Main Trial,

UB-311 generated

an immune

response as

measured by

ELISA in

28 out

of 29

subjects. Across

this trial
and the

Phase 1

trial, 47

of the

48 subjects

(98%) that

received

UB-311

registered an

immune response

(which we

define as

a 95%
confidence interval separation from

placebo) as measured by ELISA.

The intramuscular injection produced

appreciable antibody titers
against

Aβ.

The

antibody

titers

remained

elevated

through

the

trial’s

duration.

Moreover,
in

vitro

studies

demonstrate

that

UB-311
generated serum antibody titers against Aβ oligomers, comparable to or greater than those measured after maximum therapeutic dosing
with an approved mAb. We

believe these results underscore the significant promise of our therapeutic approach.

Generation of Antibodies Repeatable Across Clinical Studies, and Antibodies Bind Target

with High
Specificity as Compared to Monoclonal Antibody
Across Phase

1 and

Phase 2a

trials, UB-311

generated an

over 95%

response rates

in subjects.

In a

comparative in

vitro study

with
aducanumab, we observed that UB-311

elicited titer levels comparable to mAbs.
Phase 1

and Phase

2a trials

of UB-311

demonstrated a

repeatable anti-Aβ

titer response.

In an
in vitro

comparison of

titers in

serum
from

subjects dosed

with UB-311

versus pre

-immune serum

spiked

with aducanumab

at the

published

C
max
concentration

following
10mg/kg administration

(183μg/mL), antibodies

generated by

UB-311

bond to

Aβ oligomers

similarly to

or greater

than the

mAb as
measured by EIA.
Exploratory analyses of clinical and

imaging measures were conducted. Trends of changes in

disease assessment scores suggest slowing
of cognitive

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
UB-311 Phase 2a Suggests Slowing of

Cognitive Decline in Mild Alzheimer’s Subjects (mITT)
UB-311 Phase 2a secondary endpoint data suggested possible slowing of clinical decline by up to 50% in subjects with mild AD. These are exploratory analyses,

and no statistical inference was performed.

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

The Phase

2a Main

Trial

recapitulated

the safety

and tolerability

profile of

UB-311

that was

observed in

an earlier

Phase 1

trial. No
subjects

discontinued trial

participation due

to a treatment

emergent adverse

effect (“TEAE”).

No ARIA-E

was observed

in quarterly
MRI

scans.

Aβ-related

imaging

abnormalities

related

to

microhemorrhages

or

hemosiderosis

seemed

similar

between

the

UB-311
treatment groups and placebo group.

In the Phase 2a Main Trial,

six serious adverse events were

observed, including three in the Q6M
dosing arm and one in the Q3M dosing arm. None were deemed related or likely related to UB-311.
Titers generated by UB-311 ramped up gradually over the course of several months, as opposed to titers following the administration of anti-Aβ mAbs, which reach C
max

very rapidly.

We believe this led to the relatively low rates of ARIA-E observed in our clinical studies of UB-311 as compared to those observed in

clinical studies of mAbs. No meningoencephalitis was observed.
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

Trial for

an additional

78 weeks.

The objective

of the Phase

2a LTE

trial was

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
indicated that

UB-311

was well

tolerated, with

return of

anti-Aβ antibody

titers to

peak levels

achieved after

a gap

of as

long as

12
months between

doses and

a continued

trend toward

evidence of

disease modification.

In the

Phase 2a

LTE

trial, six

serious adverse
events were observed. One case of ARIA-E was observed in the Phase 2a LTE trial in a subject 10 weeks after receiving a dose of UB-
311,

which was

clinically not

significant according

to the

study investigator.

No serious

adverse event

was deemed

related or

likely
related

to

UB-311,

and

all

such

events

were

recovered/resolved

by

the

end

of

the

study.

Exploratory

analyses

of

the

clinical

data
generated in this portion of the trial suggested that subjects in the treatment cohorts showed sustained improvement, as measured by the change in CDR-SB from baseline.
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

assess the long

-term immunogenicity

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

induces enough

antibodies for BBB

penetration, across

five dose levels

in a pre

-clinical
study with cynomolgus monkeys.

Development Plans for UB-311
We have completed

a pre-Phase 3 meeting with the FDA and obtained guidance on the further development of

UB-311.
Subject to the

FDA’s

review, we

plan to conduct

a randomized, double-blinded,

placebo-controlled Phase

2b efficacy trial

of UB-311
in approximately

900 subjects

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

the CDR-SB

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

We

plan to

collaborate the

development of

UB-311

with a

strategic partner

and plan

to initiate

the Phase

2b trial

in
collaboration with such strategic partner.
Assuming positive

results in the

Phase 2b trial,

we intend to

initiate (with the

same partner) a

Phase 3 trial

in subjects with

early AD.
The Phase 3 program may involve one, but more likely two, clinical trials,

conducted at multiple international sites. Assuming

positive
results in the Phase 2b trial, we may also seek FDA approval under the accelerated approval pathway, which allows for earlier approval of drugs that treat

serious conditions, and that

fill an unmet medical

need based on a

surrogate endpoint. If

such Phase 2b trial

and the
Phase

3

program

are

successful,

they

may

together provide

sufficient

data

to enable

BLA filing

with

the FDA,

but

there

can be

no
guarantee that these trials

will lead to positive data

or that we will not need

to conduct additional trials or

studies prior to a BLA

filing
with the FDA.
We believe UB-311

could also have a potential therapeutic benefit in a prophylactic setting for the prevention of AD in at-risk subjects.
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

Phase 1 clinical trials. A Phase 2

clinical trial in PD subjects
with prasinezumab, a

mAb that

preferentially recognizes oligomeric

and fibrillar forms

of α-synuclein, suggested

reduced motor function
decline in subjects as compared with placebo; however, this Phase 2 trial did not meet its primary or secondary endpoints.

Further trials
of prasinezumab

in different

patient

populations

remain ongoing.

Even if

approved

as therapeutic

for PD,

we expect

prasinezumab
would be burdened by the general challenges of cost and administration.

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
We have completed

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
Part A also suggested that UB-312 is highly immunogenic, with all individuals in the 300μg/dose group showing detectable anti-α-
synuclein antibodies in both serum and CSF samples. CSF: serum ratios appeared similar to those observed in UB-311

non-human
primate studies (approximately 0.2%), and to those observed in clinical trials of

mAbs. Based on these results, we are now evaluating
two dosing regimens of UB-312 in Part B of the Phase 1 trial: three doses of 300μg,

and one dose of 300μg followed by two doses of
100μg. Part B, which began enrollment in January 2022, is evaluating

UB-312 and placebo in 20 PD subjects. In addition to the
endpoints evaluated in Part A, an exploratory endpoint involving a clinical assessment using the Movement Disorder Society –
Unified Parkinson’s Disease Response

Score will be used.
The Michael J. Fox Foundation (“MJFF”) is funding a 2-year collaborative project between Vaxxinity,

the Mayo Clinic, and
University of Texas Houston

using CSF collected from individuals enrolled in Part B of the Phase 1 trial of

UB-312.

This work is
evaluating the potential of protein misfolding cyclic amplification (“PMCA”) to assess target engagement and will also aim to
characterize the anti-α-synuclein antibodies produced after immunization with UB-312. Demonstrating whether pathological forms of
α-synuclein are detectable in the CSF of PD subjects, and whether UB-312

-derived antibodies alter CSF levels of α-synuclein seeds
measured by PMCA, might provide a meaningful surrogate marker of target engagement.

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
An end-of-treatment analysis of the ongoing Part B of

the Phase 1 trial in PD

patients was completed in the fourth quarter of 2022.

This
analysis has shown UB-312

to be well tolerated and immunogenic,

with anti-α-synuclein antibodies observed

in the serum and CSF of
PD patients.

Three

serious adverse

events were

observed

in Part

B, which

remains

blinded,

meaning

it remains

unknown

in which
treatment group they occurred (UB-312 or placebo).

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

α-
synuclein fibrils

and ribbons,

the toxic

forms of

α-synuclein believed

to underlie

PD, more

strongly

than they

bind to

monomers, the
normal form of α-synuclein

in the body.

We

believe this preference

will allow UB-312 antibodies

to avoid altering normal functions

of
α-synuclein and selectively neutralize the toxic species
(Nimmo et al., Alzheimers Res Ther.

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

A in 50 healthy volunteers was

completed
in 2020, and we began dosing

PD subjects in Part B in

early 2022. In Part B

we have included exploratory endpoints potentially relevant
to PD, such

as total and

free α-synuclein

in serum and

CSF,

in addition to

T-cell

ELISpot analyses and

antibody characterization.

We
expect to complete Part B in mid-2023.
Other Neurodegeneration Programs
We are

actively engaged in additional

initiatives related to neurodegenerative

disorders. One of these programs

focuses specifically on
tau-protein pathology and

its involvement in

diseases such

as AD

and related tauopathies.

We believe that targeting different

pathological
tau variants simultaneously

may enhance treatment

efficacy,

which will most

likely require targeting

multiple epitopes concomitantly.
Using

our

Vaxxine

Platform,

we

have

constructed

multi-epitope

product

candidates

that

have

successfully

demonstrated
immunogenicity and in vitro activity in various models.
We

are also investigating

the use of a

multi-target of product

candidates targeting

Aβ, α-synuclein, and

tau, as multiple proteins

could
be implicated in neurodegenerative diseases.
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

typically one

-sided, pulsating

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
UB-313 Induced IgGs Have Comparable In Vitro

Activities to Marketed CGRP mAbs
In a cyclic

AMP (“cAMP”) production

assay conducted in

human SK-N-MC cells,

antibodies taken

from the

serum of guinea

pigs 15
weeks following the first injection of UB-313 demonstrated similar proper ties to two approved CGRP mAbs.
Moreover, the binding potency of

UB-313 was determined to be comparable to these mAbs.

UB-313 Induced IgGs Demonstrate Comparable Binding Potencies to Marketed

CGRP mAbs
Antibodies taken from the serum of guinea pigs 15 weeks

following the first injection of UB-313 demonstrated similar binding potencies
to two approved CGRP mAbs as measured

by ELISA.
Development Strategy
A single-site,

randomized, placebo-controlled,

first-in-human Phase

1 clinical

trial is

underway in

40 healthy

volunteers, designed

to
measure the

safety,

tolerability,

and immunogenicity

of multiple priming

dose regimens of

UB-313, was

initiated in September

2022.

The study

is also

measuring dermal

blood flow

following a

capsaicin

challenge at

multiple timepoints,

a well-established

model for
CGRP

target

engagement

and efficacy

in

the preventive

treatment

of

migraine.

The

trial is

fully

enrolled,

and

we

expect a

topline
readout in the first half of 2023.
VXX-401
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

and high-density

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

the
development

of

the

stenosis

or

occlusion

is

gradual,

blood

supply

to

the

tissues

and

organs

slowly

diminishes

until

organ

function
becomes impaired.
PCSK9 is mainly expressed in the liver and, to a lesser extent, in the small intestine, kidney,

pancreas and the CNS. The LDL receptors
(“LDLR”) at

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

statin therapy.

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

and is expected to

grow to approximately $5.2 billion
by 2026, including the addition of inclisiran to the

market. In addition, both are administered bi-weekly (evolocumab also allows for the
option of taking

a higher dose

monthly), which

represents what we

believe to be

a frequent and

inconvenient administration

schedule
for patients.

While inclisiran

represents an

improved administration

schedule compared

to alirocumab

and evolucumab,

as it must

be
administered twice annually,

we believe that it may encounter similar pricing challenges due to the published cost effectiveness price.
Our Product Candidate: VXX-401
We are developing VXX-401, an anti-PCSK9

product candidate to treat

hypercholesterolemia. We are dedicated to developing a

product
candidate that has long-acting treatment duration, which we believe will offer a more convenient treatment regimen compared to the up to

bi-weekly

dosing

required

by

some

mAbs.

We

believe

that

lower

manufacturing

costs

commensurate

with

the

requirement

of
meaningfully less drug

substance relative to

mAbs, coupled with

our ability to

achieve commercial scale

production rapidly may

promote
expanded

use

of this

drug

class as

a

first-line

therapy,

allowing

for

treating

a greater

number

of hypercholesterolemia

patients

than
currently treated with mAbs.
Pre-Clinical Studies
In August 2022 we announced

the selection of VXX-401

as our lead anti-PCSK9 vaccine candidate.

In pre-clinical studies, VXX-401
generated therapeutic

titer levels

of anti-PCSK9

antibodies, a

high response

rate among

dosed animals,

and robust

reduction in

LDL
across multiple species.
In two studies

of VXX-401 in

cynomolgus monkeys,

VXX-401 reduced LDL-c

by up to 54%,

an effect sustained

for a long

duration.

In the first study, 3 monkeys received six 300µg IM injections of VXX-401,

and 6 monkeys started on placebo with the same schedule.

At week 19 (final dose),

3 of the 6 placebo

monkeys were given 3mg/kg

evolocumab to determine the

comparability of the magnitude
of LDL reduction with

VXX-401.

LDL in monkeys treated

with evolocumab reduced

to approximately the level

of those treated with
VXX-401, then returned to near-baseline, while LDL levels in the VXX-401-treated group remained low.
VXX-401 Reduces LDL up to 54% vs. Placebo, Comparable to a

Single Dose of an Approved MAb
The

VXX-401

group

(n=3)

received

a

non-optimized

vaccine

formulation

containing

the

same

peptide

immunogen

as

the

VXX-401
clinical vaccine

candidate and

experienced up

to a 54%

reduction in

serum LDL-c from

baseline.

The placebo

and VXX-401 groups
received IM injections at weeks 0, 3, 6, 13, 16, and 19.

The evolocumab group received

placebo IM injections at weeks 0, 3, 6, 13, and
16, and a dose of evolocumab at week 19.

In the second study we explored a range of doses in 15 cynomolgus monkeys, which received either 0, 10, 30,

100, 300, or 900µg/dose
by 0.5mL IM injection at weeks

0, 3, and 6, with follow-up

through week 24.

In this study we found that

three doses of VXX-401 could
product a sustained

reduction of serum

LDL, returning to near-baseline

after 24 weeks.

Furthermore, animals received

a booster dose
of VXX-401 at week 24, which triggered a rapid anti-PCSK9 antibody response and a corresponding reduction in serum LDL.
Reduction in LDL Correlates with Anti-PCSK9 Antibodies Elicited by

VXX-401
The left-hand panel shows the generation of serum anti-PCSK9 antibody titers in cynomolgus monkeys treated with 100µg VXX-401
at weeks 0, 3, 6, and 24 as measured by EIA.

These levels correlate with serum LDL level over time, as

depicted in the right-hand
panel, represented

as a difference from controls.

An adjuvant control group

(n=3, not shown), was also included in the study;
animals in the adjuvant group did not produce

an anti-PCSK9 antibody response, similar to the

PBS control group.
A GLP toxicology study was completed in monkeys, which demonstrated that 5 doses of VXX-401 were safe and well tolerated, with
no clinical observations and no pathological findings.

Importantly, we found that LDL

reduction in VXX-401-treated monkeys in this
study was consistent with observations from preclinical efficacy studies, and supportive of moving VXX-401 into clinical trials.

Development Strategy
We

have initiated

a first-in-human

Phase 1

clinical trial

of VXX-401

in Australia

in the

first quarter

of 2023.

In this

trial we

aim to
evaluate 48

subjects with

elevated cholesterol,

monitoring for

safety,

immunogenicity,

and relevant

biomarkers.

We

expect a

topline
readout by early 2024.

In a potential subsequent Phase 2 trial we may test VXX-401 alone and in combination with statins.
Next Stage Development Candidates
In addition to our

initial focus on

migraines and hypercholesterolemia, we

believe our Vaxxine Platform can generate product

candidates
for a range of chronic diseases. We

are evaluating opportunities across multiple disease areas, including allergy

(e.g., atopic dermatitis,
chronic

rhinosinusitis,

food

allergy),

autoimmune

(e.g.,

psoriasis,

psoriatic

arthritis),

pain

(e.g.,

peripheral

neuropathy,

diabetic
neuropathy) and

bone and muscle

deterioration (e.g.,

sarcopenia, osteoporosis,

osteopenia) indications

as they may

apply to geriatrics
and space travel health.
COVID-19 Program
An Overview of COVID-19
COVID-19,

caused

by

SARS-CoV-2,

has

rapidly

swept

throughout

the

world.

The

World

Health

Organization

(“WHO”)

declared
COVID-19 a public health

emergency of international

concern. As of January 2023,

there have been more

than 694 million confirmed
COVID-19 cases and

more than

6.7 million deaths

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

Fifty vaccines are authorized for use in one or more

countries around the world. Most of these vaccines are based on the S protein of the
SARS-CoV-2,

but

rely

on

different

mechanisms

for

presentation

or

expression

of

the

S

antigen,

including

whole

inactivated

virus,
defective adenovirus

vectors, or

mRNA. All

have been

shown to

be safe

and effective

in placebo-

controlled clinical

trials. Antiviral
drugs and mAbs have limited availability and effectiveness.
COVID-19 Vaccine

Market
As of January 2023, over five billion people have been fully vaccinated against COVID-19.

Nearly all of these people received at least
one of three

types of vaccine

technologies: mRNA, adenovirus

vector, or

inactivated virus.

As SARS-CoV-2

continues to evolve

and
spread, the market for booster vaccinations has also grown, with over 2.6 billion doses sold to date.
We expect demand

for booster vaccinations that are safe and well tolerated, offer long lasting immunity against emerging variants, and
allow

for

manageable

storage

and

shipping

conditions

will

last

for

the

foreseeable

future,

particularly

in

low-

and

middle-income
countries

(“LMICs”).

We

also

anticipate

demand

for

more

types

of

vaccine

technologies,

beyond

the

readily

available

mRNA,
adenovirus vector, and inactivated virus vaccine

options.
UB-612: Our COVID-19 Vaccine

Initiative
We are developing

UB-612 as a product candidate for boosting immunity

to COVID-19 in vaccinated individuals. UB-612 is designed
to activate both antibody

and cellular immunity against

multiple viral targets.

The vaccine is composed

of a recombinant S1-RBD-sFc
fusion

protein combined

with rationally

designed synthetic

Th and

CTL epitope

peptides selected

from

the S2

domain of

the spike,
membrane

(“M”), and

nucleocapsid

(“N”) proteins.

These peptides

bind to

MHC class

I and

II receptors

without significant

genetic
restriction, so

that they may

be recognized broadly

by the vast

majority of the

human population. Our

mixture of peptides

is designed
to elicit

T-cell

activation, memory

recall and

effector functions

similar to

those of

natural SARS-CoV-2

infection. The

S1-RBD-sFc
fusion protein incorporates

essential B-cell epitopes

that promote the generation

of neutralizing antibodies to

the RBD of SARS-CoV-
2. UB-612

is formulated

with Adju-Phos,

an adjuvant

widely used

in many

approved vaccines

globally.

For added

safety,

synthetic
peptides in UB-612 are

adsorbed by our propriety

CpG1 excipient, a Toll

-like receptor 9 agonist

molecule, known to help

to stimulate
balanced T-cell immunity in humans.

UB-612 can be

stored and shipped

at 2°

to 8°C

(conventional cold chain refrigerated

temperatures).
An EUA application for UB-612 was

denied by the TFDA in

August 2021 because the neutralizing antibody response

generated by UB-
612

delivered

in

an

accelerated

two-dose

primary

immunization

schedule,

as

compared

to

that

of

a

designated

adenovirus

vectored
vaccine,

did

not

meet

the

TFDA’s

specified

evaluation

criteria.

We

are

now

pursuing

a

path

to

authorization

for

UB-612

as

a
heterologous boost and have agreement with two high-income country regulators about our development approach.
Components of the UB-612 Multitope Vaccine

Product Candidate
UB-612’s

construct contains an S1-RBD-sFc fusion protein for its B-cell epitopes, plus five synthetic Th/CTL peptides for class I and II
MHC molecules

derived from

SARS-CoV-2

S2, M

and N

proteins,

and the

UBITh1a peptide.

These components

are

formulated with
CpG1, which binds the positively charged peptides by dipolar interactions and also serves as an adjuvant, which is then bound to Adju-
Phos adjuvant to constitute the UB-612 product

candidate.
Clinical Development
In March 2022,

Vaxxinity

initiated a Phase 3

pivotal trial to compare

the immune responses stimulated

by homologous boosts

mRNA
(BNT162b2), adenovirus (ChAdOx1-S), inactivated virus (Sinopharm

BIBP) COVID-19 vaccines, to a heterologous boost of UB-612.
This is an active-controlled,

randomized trial being conducted in

the United States, Panama, and

Philippines under a platform protocol
in

944

subjects

16

years

and

older

who

completed

a

two-dose

primary

immunization

with

one

or

more

of

the

comparator

vaccines
mentioned above. Eligible subjects

have been randomized into one

of two treatment arms

to receive a single

dose of UB-612 or

an active
comparator.

The primary

objective of

the study

is to

determine

non-inferiority

of UB-612-stimulated

neutralizing

antibodies against
those of the comparator vaccines.

CEPI is co-funding this trial, which is expected to conclude in the second half of 2023.

Following

positive

topline

results

announced

in

December

2022,

we

have

completed

submissions

for

conditional/provisional
authorization

with

the

Medicines

and

Healthcare

products

Regulatory

Agency

(“MHRA”)

in

the

UK,

and

the

Therapeutic

Goods
Administration

(“TGA”)

in

Australia

in

March

2023.

We

expect

that,

if

successful,

these

authorizations

may

enable

the
commercialization of UB-612 in multiple countries including select

LMICs.
Heterologous Booster Data: Phase 3 Trial

Topline

Results
In the ongoing global pivotal Phase

3 trial, UB-612 elicited strong

neutralizing antibodies against SARS-CoV-2

when compared head-
to-head

to three

globally

authorized

platform

vaccines

administered

as homologous

boosters,

successfully

meeting

primary

and

key
secondary immunogenicity endpoints

at topline readout.

The primary endpoints

of the trial

are safety and

live virus

neutralizing antibody
titers against

the Wuhan

strain of

SARS-CoV-2

at day

29.

Secondary immunogenicity

endpoints include

neutralizing antibody

titers
against Omicron

BA.5 at

day 29,

SCRs at

day 29,

and kinetics

of neutralizing

and RBD

binding IgG

antibody responses

through 12
months.

The primary objective of the

study is to determine non-inferiority

of UB-612-stimulated neutralizing

antibodies against those
of the comparator vaccines, where statistical non-inferiority is defined by the lower bound of the 95% confidence interval (“CI”) of the
geometric mean titer ratio (“GMR”)

> 0.67.

When delivered as a

heterologous booster in populations previously

vaccinated with Pfizer-
BioNTech’s

BNT162b2, AstraZeneca’s ChAdOx1-S, or Sinopharm’s BIBP,

UB-612 was shown to generate

neutralizing antibody titers
28 days after administration that were:
●
Statistically

non-inferior

to,

and

directionally

higher

than,

BNT162b2:

1.04

GMR

against

Wuhan

(95%

CI:

0.89,

1.21;
p=0.6147), 1.11 GMR against Omicron

BA.5 (95% CI: 0.94, 1.31; p=0.2171)
●
Statistically superior

to ChAdOx1-S:

1.92-fold higher

geometric mean

titers against

Wuhan

with UB-612

(GMR=1.92; 95%
CI: 1.44, 2.56; p<0.0001), 2.85-fold higher against Omicron BA.5 (GMR=2.85;

95% CI: 2.00, 4.05; p<0.0001)
● Statistically superior to BIBP: 5.77-fold higher geometric mean titers against Wuhan with UB-612 (GMR=5.77; 95% CI: 4.62,
7.20; p<0.0001), 5.93-fold higher against Omicron BA.5 (GMR=5.93; 95%

CI: 4.60, 7.65; p<0.0001)
Neutralizing Antibodies Against Wuhan

(left panel) and Omicron BA.5 (right panel) at Day 29
The above results from a live virus neutralization assay at day 29 suggests that the immune response of UB-612 as a

heterologous boost
is non-inferior to that

of BNT162b2 as a

homologous boost, superior to

ChAdOx1-S, and superior to

BIBP.

The relative performance
of UB-612 versus the comparators against Omicron

BA.5 is better than that against Wuh

an.
SCR as measured

against Wuhan

and Omicron BA.5 are

key secondary endpoints

in the Phase 3

trial.

Seroconversion was defined

as
a ≥4-fold increase of neutralizing antibody titers from baseline.

SCR non-inferiority was defined by the lower bound of the 95% CI for the difference of the UB-612 SCR minus the comparator SCR > -10%.

SCR superiority was defined by the lower bound of the 95% CI for the difference

of the UB-612

SCR minus the

comparator SCR >

0%.

UB-612 SCR at

day 29 was

statistically non-inferior to,

and
directionally higher than, BNT162b2 against both Wuhan and Omicron

BA.5, statistically superior to ChAdOx1-S with 1.9-fold higher
SCR against Wuhan (23.6% absolute difference, p=0.0009) and 2.0-fold higher SCR against Omicron BA.5 (29.2% absolute difference,
p<0.0001), and statistically superior to BIBP,

with 8.3-fold higher SCR against Wuhan

(56.8% absolute difference, p<0.0001) and 5.8-
fold higher SCR against Omicron BA.5 (58.0% absolute difference,

p<0.0001).

Preliminary safety data from the

Phase 3 trial shows that UB-612

continues to be generally well tolerated; no

serious adverse reactions
were reported.

The trial remains ongoing, and the long term safety profile

continues to be evaluated.

The trial is expected to conclude
in the second half of 2023.
2-Dose Clinical Data
In early 2021, we completed an open-label dose escalation

Phase 1 clinical trial to evaluate the safety,

tolerability and immunogenicity
of UB-612

in healthy volunteers

between the

ages of 20

and 55 in

Taiwan.

This six-month trial

consisted of

three 20-subject

cohorts,
each receiving

an initial

dose at

the start

of the

trial and

a second

dose on

day 28:

one

cohort received

two 10µg

doses, the

second
received two

30µg doses,

and the

third received

two 100µg

doses.

The mean

titer of

antigen-specific

antibodies to

UB-612 and

the
seroconversion rate

was evaluated

throughout the

duration of

the trial

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
dose.

Three

cases

of

mild

allergic

reactions

were

reported

(e.g.,

itching

at

vaccine

site),

which

were

all

resolved

within

1-3

days.
Importantly,

and in distinction

to certain vaccines

authorized for emergency

use, no other

increase in AEs

was seen at

second dose as
compared to first injection. We

selected the highest dose (100μg) to take into a Phase 2 trial.
In an

anti-S1-RBD ELISA

assay,

we observed

that all

three dose

levels of

UB-612 induced

titer levels

comparable to

or greater

than
those in sera from patients hospitalized with COVID-19. Furthermore, in a cytopathic effect viral neutralization assay (CPE VNT
50
), we
observed neutralizing titers comparable to those in sera from patients hospitalized with COVID-19.
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
Viral-neutralizing

antibody titers

(VNT
50
) up

to 154

days after

the second

dose (day

196) in

the Phase

1 trial

of UB-612

remained at
52% of the maximum level

observed following the second dose,

on average. Based on

the interim six-month cutoff, the

UB-612-specific
neutralizing antibody half-life was estimated to be 195 days using an exponential model.
Time Course of SARS-CoV-2 Antibody Neutralization

Responses after Vaccination
Data from a micro-neutralization assay

of sera from subjects

who received two 100μg

doses of UB-612

yielded an estimated

neutralizing
titer half-life of 195 days (CI: 136, 349) using an exponential model.

A randomized,

placebo-controlled,

multi-center Phase

2 trial

of UB-612

in 3,850

healthy volunteers

aged 12

to 85

was conducted

in
Taiwan.

Subjects in

this trial

receive two

doses of

100μg UB-612,

or placebo,

28 days

apart. The

objectives of

this trial

include the
analysis of safety and immunogenicity of UB-612, in particular, antigen-specific antibodies to UB-612, the seroconversion rate and lot-
to-lot consistency

of antibody

responses. An

interim analysis

of data

from this

Phase 2

trial in

healthy volunteers

18 years

and older
based on

the data

cut-off date

of June 27,

2021 was

submitted to

the TFDA

as part

of a

filing for

an EUA

in Taiwan.

The EUA

was
denied in August 2021 by the TFDA.

In data from the Phase 2 trial, UB-612 appears well tolerated.

AEs were generally mild, and no UB-612-related SAEs were
observed. Local injection site AEs occurred

in half of the subjects, the most frequent being injection

site pain. Systemic AEs
occurred in less than half of the subjects, and the

incidence was similar in the active and placebo groups,

except for muscle pain
which was more frequent in the active group.

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
The Phase 2 interim analysis suggests that

Phase 1 observations on immunogenicity, neutralizing titers and tolerability are reproducible, with an overall seroconversion rate of 94.7% one month after the second dose. In a live virus

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

of ELISpot (Interferon

-γ and IL-4)

and intracellular

cytokine staining indicate

robust responses

to UB-612,

with a
strong

Th1

orientation.

Intracellular

cytokine

staining

(ICS)

confirmed

the

Th1

orientation

of

T

cell

responses.

UB-612

induced
measurable CD8+ T cell responses and CD107a+/Granzyme secreting cells, which are putative cytotoxic T cells.
3-Dose Clinical Data
In a Phase 1 extension trial, 50 subjects from Phase 1 received a third booster dose of UB-612 approximately 7-9 months after their
second dose (100µg).

In this
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
An extension of the Phase 2, observer-blind, multicenter,

randomized, placebo-controlled trial was sponsored by UBIA to evaluate the immunogenicity,

safety, tolerability,

and lot consistency of a homologous booster dose of UB-612 in adolescents, younger adults, and
elderly adults.

Adult subjects who completed the primary 2-dose UB-612 series in the main Phase 2 trial were unblinded around and
offered a third dose of UB-612.

The third dose of UB-612 stimulated both arms of adaptive immunity in subjects.

The frequency of
solicited and unsolicited adverse events following the third dose was consistent with the safety profile observed after the first and
second doses.

Development Strategy
Based on our

belief in UB-612’s

potential utility

as a heterologous

booster dose (boosting

the immunity

of a subject

who has already
received

a

different

vaccine),

we

have

completed

rolling

submissions

for

conditional/provisional

authorization

with

regulatory
authorities in the United Kingdom and Australia, who will review under their established work share agreement.

We expect to complete the ongoing Phase 3 trial

of UB-612 as a heterologous booster

in the second half of

2023, with continued support
from CEPI.
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

including pharmaceutical and

biotechnology companies, academic institutions,

governmental agencies and

public
and private research institutions both in the United States and abroad.
Many of our competitors may have significantly greater

financial resources and expertise in research and development, manufacturing, preclinical

testing,

conducting

clinical

trials,

obtaining

regulatory

approvals

and

marketing

approved

products

than

we

do.

These
competitors

also compete

with us

in recruiting

and retaining

qualified scientific

and management

personnel and

establishing clinical
trial sites and

patient enrollment for

clinical trials, as

well as in

acquiring technologies complementary to,

or necessary for, our

programs.
Smaller or

early stage

companies may

also prove

to be

significant competitors,

particularly through

collaborative arrangements

with
larger or more established companies.
Vaccines
The global

vaccine market

is highly

concentrated among

a small

number of

multinational pharmaceutical

companies: Pfizer,

Merck,
GlaxoSmithKline and Sanofi

together control most of

the global vaccine

market. Other pharmaceutical

and biotechnology companies,
academic institutions, governmental

agencies and public and private

research institutions are also working

toward new solutions given
the continuing global unmet need.

Neurodegenerative Disorders
We

expect

that,

if

approved,

our

product

candidates

will

compete

with

currently

approved

therapies

for

management

of
neurodegenerative diseases, such as

AD and PD.

In AD, four drugs are currently

approved by the FDA for the treatment

of symptoms
of AD, based

on acetylcholinesterase (“AChE”)

inhibition and NMDA

receptor antagonism. In

addition to the

marketed therapies, we
are aware of

several companies

currently developing

therapies for AD,

including Eisai,

Lilly,

Hoffman-LaRoche, Abbvie,

Johnson &
Johnson, and Novartis.

Biogen’s aducanumab

was approved by

the FDA in June

2021 under the

accelerated approval pathway,

which
allows for

earlier approval

of drugs

that treat

serious conditions,

and that

fill an

unmet medical

need based

on a

surrogate endpoint.
Aducanumab failed to achieve approval in Europe and

Japan.

Eisai and Biogen’s lecanemab was approved by the FDA in

January 2023
under an accelerated approval pathway.
Pharmaceutical treatments for PD address its symptoms only and do not treat the underlying causes of PD. The majority of prescription drugs

are

dopaminergic

medications

and

act

by

increasing

dopamine,

a

neurotransmitter.

We

are

aware

of

several

companies

with
product

candidates

at

various

stages

of

clinical

development,

including

Sanofi,

Kyowa

Kirin,

Cerevel

Therapeutics

and

Hoffman-
LaRoche. Hoffman-LaRoche is developing prasinezumab,

a mAb, as a potential treatment for PD.

CGRP-Directed Migraine Treatments
Six migraine treatments have been

approved by the FDA that target

CGRP.

Four of these therapeutics are

mAbs and were approved to
prevent or

reduce the

number of

migraine episodes.

These medications

are galcanezumab

(Emgality), which

was developed

by Lilly;
erenumab (Aimovig),

which was

developed by

Amgen in

collaboration with

Novartis; fremanezumab

(Ajovy), which

was developed
by

Teva;

and

eptinezumab

(Vyepti),

which

was

developed

by

Alder,

acquired

by

Lundbeck.

Ubrogepant

(Ubrelvy),

developed

by
Allergan,

was approved

for

the treatment

of acute

migraine episodes;

rimegepant

(Nurtec),

also approved

for

the treatment

of acute
migraine,

is sold

by Pfizer

following

its acquisition

of Biohaven.

Atogepant

(Qulipta), developed

by AbbVie,

was approved

for

the
preventive treatment of episodic migraine.
PCSK-9 Inhibitors
Three companies

currently have

PCSK-9 inhibitors

approved by

the FDA

to treat

hypercholesterolemia:

Regeneron Pharmaceuticals
developed alirocumab (Praluent), a mAb, in

collaboration with Sanofi, and Amgen developed

evolocumab (Repatha), another mAb, and

Novartis is commercializing inclisiran, an RNAi construct, to down-regulate synthesis of PCSK-9.
Collaborations
From

time to

time, we

may

enter

into licensing

and

commercialization

agreements

when they

align with

our mission,

including

the
Platform

License

Agreement

described

under

“—Intellectual

Property—Platform

License

Agreement”

and

the

agreement

with

our
partner Aurobindo.
Aurobindo License Agreement
In

December

2020,

we

entered

into

an

exclusive

license

agreement

with

Aurobindo

(as

amended,

the

“Aurobindo

Agreement”)

to
develop

and

commercialize

UB-612

to India

and

other

territories.

Pursuant

to

the Aurobindo

Agreement,

we

granted

Aurobindo

an
exclusive license

(with certain

rights reserved

to us) to

develop, manufacture

and commercialize UB-612

in India

and other countries
through

UNICEF

and

a

non-exclusive

license

to

develop,

manufacture

and

commercialize

UB-612

in

other

selected

emerging

and
developing markets.

The Aurobindo Agreement may be terminated (i) by Aurobindo, without cause at any time after three years following the effective
date or prior to such time if UB-612 fails to meet clinical endpoints or fails in development,

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
We have

also entered into a research

and development services agreement

with UBI. Pursuant to

this agreement, UBI and

its affiliates
may

provide

research

and

development

services

to

us.

Service

fees

payable

by

us

to

UBI

for

research

and

development

projects
undertaken in accordance with the research and development

plan would be determined by a joint steering committee

and set forth in a
research and development plan. Any aggregate

services fees payable by us under the research and

development services agreement are
subject to

a quarterly

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

Platform and each of our
product candidates. As of December 31, 2022 our patent estate include

d

three U.S. issued patents, twelve U.S. patent applications, five
U.S. provisional

patent applications,

four pending

Patent Cooperation

Treaty (“PCT”)

patent applications,

60 issued

non-U.S. patents
and 158 pending non-U.S. patent applications.
For our

product

candidates targeting

the prevention

and treatment

of neurodegenerative

disease, including

claims covering

UB-311,
UB-312, and

anti-tau patent

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

2043,
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

have pending

patent applications

in
the United States,

Australia, Brazil, Canada,

India, Indonesia, Japan,

Mexico, the Philippines,

the Republic of

Korea, Taiwan,

and the
United

Arab Emirates.

These patent

applications,

if issued,

are expected

to expire

in 2041,

excluding any

patent

term adjustment

or
patent term extension.
For our product

candidates targeting SARS-CoV-2, including UB-612 for COVID-19, we have pending patent applications

in the United
States,

Australia,

Brazil,

Canada,

India,

Indonesia,

Japan,

Pakistan,

the

Philippines,

the

Republic

of

Korea,

Russia,

Saudi

Arabia,

Taiwan, United Arab Emirates, and Vietnam, four pending

PCT patent applications and

one provisional patent applications

in the United
States. These patent applications, if issued, and any U.S. or non-U.S. patent issuing from the PCT or provisional patent applications, are
expected to expire between 2041 and 2042, excluding any patent term adjustments or patent term extensions.
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
Pricing, Coverage and Reimbursement
Sales of our product

candidates in the United

States will depend, in

part, on the

extent to which third-party

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

on a payor

-by-payor basis,

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

U.S. Drug Development Process
In the United

States, the development,

manufacturing and marketing

of human drugs

and vaccines are

subject to extensive

regulation.
The FDA

regulates

drugs

under the

Federal

Food,

Drug and

Cosmetic Act

(“FDCA”)

and

implementing

regulations,

and biological
products, including vaccines, under provisions of

the FDCA and the Public Health Service Act (“PHSA”). Drugs and

vaccines are also
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
•

completion of

nonclinical laboratory

tests, animal

studies and

formulation and

stability studies

according to

good laboratory
practices, or GLPs and other applicable regulations;
•

submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
•

performance of

adequate and

well-controlled human

clinical trials according

to the

FDA’s

good clinical

practice regulations
commonly

referred to

as GCPs,

among

other requirements,

to establish

the safety

and efficacy

of the

proposed drug

for

its
intended uses;
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

also referred

to as

nonclinical studies,

include laboratory

evaluations of

product chemistry,

toxicity and

formulation, as
well as animal studies

to assess the potential safety

and activity of the

product candidate. The Consolidated Appropriations Act

for 2023,
signed into law on December 29, 2022, (P.L.

117-328) amended both the FDCA and PHSA to specify that nonclinical testing for drugs and biologics, respectively,

may,

but is not

required to, include

in vivo animal

testing. According to

the amended language,

a sponsor
may

fulfill

nonclinical

testing

requirements

by

completing

various

in

vitro

assays

(e.g.,

cell-based

assays,

organ

chips,

or
microphysiological

systems),

in

silico

studies

(i.e.,

computer

modeling),

other

human

or

non-human

biology-based

tests

(e.g.,
bioprinting), or in vivo animal tests.
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

Each protocol must be submitted to the FDA as part of the IND. Congress also recently amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or

other “pivotal

study” of

a new

drug to

support marketing

authorization, to

design and

submit a

diversity action

plan for

such
clinical

trial.

The

action

plan

must

include

the

sponsor’s

diversity

goals

for

enrollment,

as

well

as

a

rationale

for

the

goals

and

a
description of how the sponsor

will meet them. Sponsors must

submit a diversity action plan

to the FDA by

the time the sponsor submits
the

relevant

clinical

trial protocol

to the

agency for

review.

The FDA

may

grant

a

waiver

for

some

or all

of the

requirements

for a

diversity

action

plan.

It is

unknown

at this

time how

the diversity

action

plan

may

affect

Phase 3

trial planning

and

timing

or what
specific information

FDA will

expect in

such plans,

but if

the FDA

objects to

a sponsor’s

diversity action

plan or

otherwise requires
significant changes to be made,

it could delay initiation of

the relevant clinical trial. Clinical

trials must be conducted in

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

reports must be

promptly submitted to

the FDA and the

investigators for serious

and unexpected adverse

events or
any finding

from tests in

laboratory animals

that suggests a

significant risk

for human

subjects. Phase 1,

Phase 2

and Phase 3

clinical
trials may

not be

completed successfully

within any

specified period,

if at

all. The

FDA or

the sponsor

or its

data safety

monitoring
board may

suspend a

clinical trial

at any

time on

various grounds,

including a

finding that

the research

subjects or

patients are

being
exposed to

an unacceptable

health risk.

Similarly,

an IRB

can suspend

or terminate

approval of

a clinical

trial at

its institution

if the
clinical trial is

not being conducted in

accordance with the

IRB’s requirements or if the

drug has been

associated with unexpected serious
harm to patients.
Concurrently with clinical

trials, companies usually

complete additional nonclinical

studies and

must also

develop additional information
about the chemistry

and physical characteristics

of the drug

as well as

finalize a process

for manufacturing the

product in commercial
quantities in accordance with

cGMP requirements. The

manufacturing process must be

capable of consistently

producing quality batches
of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final
drug. For biological products in particular, the PHSA

emphasizes the importance of manufacturing control for

products whose attributes
cannot be precisely

defined in

order to help

reduce the

risk of

the introduction of

adventitious agents. Additionally, appropriate

packaging
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

The FDA reviews

all NDAs or

BLAs submitted to

determine if they

are substantially complete

before it accepts

them for filing.

If the
FDA determines that an NDA or BLA is incomplete or the application is found to be non-navigable, the filing may be refused and must be re-submitted for consideration.

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

application should be approved
and

under

what

conditions.

The

FDA

is

not

bound

by

the

recommendations

of

an

advisory

committee,

but

it

considers

such
recommendations

carefully

when

making

decisions.

During

the

drug

approval

process,

the

FDA

also

will

determine

whether

a

risk
evaluation and mitigation strategy, or REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use

of

the

drug.

The

REMS could

include

medication

guides, physician

communication

plans,

assessment

plans

and/or

elements

to
assure

safe

use,

such

as restricted

distribution

methods,

patient

registries

or

other

risk

minimization

tools.

The FDA

determines

the
requirement for a

REMS, as well as

the specific REMS

provisions, on a

case-by-case basis. If

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

BLA, the FDA

will typically inspect the

sponsor and one

or more clinical

sites to assure

that the clinical

trials were conducted
in

compliance

with

IND

study

requirements

and

with

GCPs.

If

the

FDA

determines

that

the

application,

manufacturing

process

or
manufacturing facilities are

not acceptable it

will outline the deficiencies

in the submission and

often will request

additional testing or
information.
The NDA

or BLA

review and

approval process

is lengthy

and difficult

and the

FDA may

refuse to

approve an

NDA or

BLA if

the
applicable regulatory

criteria are

not satisfied

or may

require additional

clinical data

or other

data and

information. Even

if such

data
and

information

is submitted,

the FDA

may

ultimately

decide

that the

NDA or

BLA does

not satisfy

the criteria

for

approval.

Data
obtained from clinical

trials are not always

conclusive and the

FDA may interpret

data differently

than we interpret

the same data. An
approval

letter

authorizes

commercial

marketing

of

the

drug

with

specific

prescribing

information

for

specific

indications,

while

a
complete response

letter indicates

that the

review cycle

of the

application is

complete and

the application

will not

be approved

in its
present form. The complete response letter usually describes all of the specific deficiencies in the NDA or BLA identified by the

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
Expedited Development and Review Programs
The

FDA is

authorized

to designate

certain

products

for

expedited

development

or review

if

they

are intended

to address

an

unmet
medical

need

in

the

treatment

of

a

serious

or

life-threatening

disease

or

condition.

These

programs

include

fast

track

designation,
breakthrough therapy designation and priority review designation.
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
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions
for qualification or decide that the time

period for FDA review or approval

will not be shortened. Fast

track designation, priority review,
and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.
Accelerated Approval Pathway
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

In addition, as part of the Consolidated Appropriations Act for

2023, Congress provided FDA additional statutory authority to mitigate
potential risks

to patients

from continued

marketing of

ineffective drugs

previously granted

accelerated approval.

Under these

recent
amendments

to the

FDCA, the

agency may

require a

sponsor of

a product

granted

accelerated approval

to have

a confirmatory

trial
underway prior

to approval.

The sponsor

must also

submit progress

reports on

a confirmatory

trial every

six months

until the

trial is
complete, and

such reports

will be

published on

FDA’s

website. Failure

to conduct

required post-approval

studies, or

to confirm

the
predicted clinical

benefit of

the product

during post-marketing

studies, allows

the FDA

to withdraw

approval of

the drug

or biologic.
Congress also

recently

amended the

law to

give FDA

the option

of using

expedited procedures

to withdraw

product

approval if

the
sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.
Granting of an EUA
The Commissioner

of the

FDA, under

delegated authority

from the

Secretary of

the U.S.

Department of

Health and

Human Services
(“DHHS”)

may,

under

certain

circumstances,

issue

an

Emergency

Use

Authorization,

or

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
FDA, includi

ng,

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
U.S. Patent-term Extension
Depending upon the timing, duration and specifics of

FDA approval of our product candidates,

some of our U.S. patents may be

eligible
for limited patent term extension under the Drug Price Competition and Patent Term

Restoration Act of 1984, commonly referred to as
the Hatch-Waxman

Amendments to

the FDCA.

The Hatch-Waxman

Amendments

permit extension

of the

patent

term of

up to

five
years

as compensation

for

patent

term

lost during

product

development

and

FDA regulatory

review

process.

Patent-term

extension,
however,

cannot extend

the remaining

term of

a patent

beyond a

total of

14 years

from the

product’s

approval date.

The patent-term
extension period is

generally one-half the

time between the effective

date of an IND

and the submission

date of an

NDA or BLA plus
the time between the submission date of an NDA or

BLA and the approval of that application, except

that the review period is reduced
by any time

during which the applicant

failed to exercise

due diligence. Only

one patent applicable

to an approved drug

is eligible for
the extension and

the application for

the extension must

be submitted prior

to the expiration

of the patent.

The U.S. Patent

and Trademark
Office, or USPTO,

in consultation with the

FDA, reviews and approves

the application for any patent

term extension or restoration.

In
the future, we

may apply for

extension of patent

term for our

currently owned or

licensed patents to

add patent life

beyond its current
expiration date,

depending on

the expected

length of

the clinical trials

and other factors

involved in

the filing of

the relevant

NDA or
BLA.

U.S. Foreign Corrupt Practices Act

In general, the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, prohibits offering to pay, paying, promising

to pay, or
authorizing

the payment

of money

or anything

of value

to a

foreign

official

in order

to influence

any act

or decision

of the

foreign
official in

his or her

official capacity

or to secure

any other improper

advantage in order

to obtain or

retain business for

or with, or

in
order to direct business to, any person. The prohibitions apply not only to payments made to “any foreign official,” but also those made to “any foreign political party or official thereof,” to “any candidate for foreign political office” or to any person, while knowing that all
or a portion of

the payment will be

offered, given, or

promised to anyone

in any of the

foregoing categories. “Foreign

officials” under

the FCPA include officers or employees of

a department, agency, or instrumentality

of a foreign

government. The term

“instrumentality”
is broad and can include state-owned or state-controlled entities.

Importantly, United States authorities

that enforce the FCPA,

including the Department of Justice, deem most health care professionals and other employees

of foreign hospitals,

clinics, research facilities

and medical schools

in countries with

public health care

or public
education systems to be “foreign officials” under the FCPA.

When we interact with foreign health care professionals and researchers in testing and marketing our products abroad,

we must have policies and procedures in place

sufficient to prevent us and agents

acting on
our behalf

from providing

any bribe,

gift or

gratuity,

including excessive

or lavish

meals, travel

or entertainment

in connection

with
marketing our future

products and services or securing

required permits and approvals

such as those needed

to initiate clinical trials in
foreign jurisdictions.

The FCPA

also obligates

companies whose

securities are

listed in

the United

States to

comply with

accounting
provisions requiring the maintenance of books and records that accurately and fairly reflect all transactions of the

corporation, including
international subsidiaries, and the development and maintenance of an adequate system of internal accounting controls for international operations. The Securities and Exchange Commission is involved with the books and records provisions of the FCPA.
Regulation in Europe and Other Regions
In addition

to regulations

in the

United

States, we

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
to country.

In all

cases, the

clinical trials

are conducted

in accordance

with GCPs and

the applicable

regulatory requirements

and the
ethical principles on human subjects research that have their origin in the Declaration of Helsinki.
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
in the Declaration of Helsinki.
Employees and Human Capital Resources
As of December 31, 2022,

we employed 87 full-time

employees and 2 part-time

employees. Of these 87

full-time employees, 83

were
located in the United States, 2 were located in Ireland, 1 was located in

Taiwan and 1 was located in the UK.

As of March 15, 2023, we
employed 76 full-time

employees and 1

part-time employee.

Of these 76

full-time employees,

72 were located

in the United

States, 2
were located in Ireland, 1 was located in Taiwan and 1 was located in the UK.

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

Immunology & Vaccinology
●
Thomas P.

Monath, M.D.
●
Wayne Koff,

Ph.D.
● Stanley A. Plotkin, M.D.
Neurology
● Brad Boeve, M.D.
● Richard Mohs, Ph.D.
● Jeffrey Cummings, M.D.
● Eric Reiman, M.D.
● Nick Fox, M.D.
● Stephen D. Silberstein, M.D.
Cardiovascular
● Kausik K. Ray, M.D.
● Stephen Nicholls, Ph.D.
● Frederick Raal, Ph.D.
● Dirk von Lewinski, M.D.
● Thomas Fleming, Ph.D.
● Parviz Ghahramani, Ph.D.

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

•

even if we obtain regulatory approval of, or commercialize, any of our product candidates in one or more jurisdictions, we
may never obtain approval for, or commercialize

,

our product candidates in other jurisdictions;

•

after receipt

of regulatory

approval for

a product

candidate, our

products will

remain subject

to regulatory

scrutiny and
post-marketing

requirements, which

may include

burdensome post-approval

trial or

risk management

requirements that
may

adversely

impact

the

financial

results

of

any

future

commercialization

efforts

or

cause

us

to

choose

not

to
commercialize the product candidate;

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

ability to develop
and commercialize our products;

•

undetected errors or defects in our production could harm our reputation or expose us to product liability claims;

•

we rely on

in-licensed intellectual property

and technology,

and the loss

of such rights,

our licensors’ inability

or refusal
to enforce or defend

such rights, and any requirement

to pay amounts under

current or future agreements

could harm our
business;

•

the

degree of

protection

afforded

by our

intellectual

property

rights is

uncertain

because

such rights

offer

only limited
protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage;

•

we have previously

identified and remediated

material weaknesses, in

our internal control

over financial reporting

and if
we

are

unable

to

maintain

an

effective

system

of

internal

control

over

financial

reporting,

or

if

we

discover

material
deficiencies in

the future,

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

time-consuming

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

criteria.

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
Further,

while

we

have

conducted

limited

head-to-head

comparisons

in

pre-clinical

studies

of

UB-313

and

VXX-401,

we

have

not
conducted a head-to-head

comparison of any

competing products to

any of our

chronic disease product

candidates in any

clinical trial
to date. We have compared the

published data for certain

of our competitors’ products

to the clinical

trial results of certain

of our product
candidates. Accordingly,

the value

of comparisons

of our

product candidates

to any

alternative products

in this report

may be

limited
because they are not derived from a head-to-head clinical trial, rather they are from trials that were conducted under different protocols, at different sites,

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

in part

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
•

the failure of regulatory authorities such as the FDA, MHRA or TGA to approve our manufacturing processes or facilities or those of contract manufacturers with which we contract for clinical and commercial supplies; and
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
In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due

to

numerous

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
Moreover, for AD,

given the difficulties in assessing

whether a product candidate is disease-modifying

in terms of interrupting disease
pathology and delaying cognitive decline,

we plan to include in our

trial designs for UB-311 biomarker endpoints and, if

our trial results
warrant, may apply

for regulatory approval

based on biomarker

data. While the

FDA recently approved

aducanumab based on biomarker
data, there is no assurance that the FDA will accept biomarker data for other product candidates, including UB-311, in the future.

Even if

we obtain

approval

of

any

of our

product

candidates

in one

or

more

jurisdictions,

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

(“
Clinical drug

development involves

a lengthy

and expensive

process…
”) an

EUA for

UB-612 was

denied by

the TFDA

in August
2021. Approval by a

foreign regulatory authority in any

other jurisdiction does not ensure

approval by comparable regulatory authorities
in other countries or jurisdictions, including approval by the FDA in the United States. The failure to obtain approval in one jurisdiction
may delay or otherwise negatively

impact our ability to obtain approval elsewhere.

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
For instance,

in the fourth

quarter of 2022

we announced conclusions

from an end-of-treatment

analysis of Part

B of our

Phase 1 trial
of UB-312 in PD patients, and top-line results of our Phase 3 trial of

UB-612.

These conclusions remain subject to change following a
more comprehensive

review of

the data,

or following

additional data

which from

the same

respective trials

or programs

that support
different conclusions.
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

For example, the next

phase of our UB-311

development could be affected

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

specified age gro

ups, warnings,

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

product candidate

,

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

evaluate the prospects for our

future
viability.
We commenced operations through

UNS and

COVAXX in 2014 and 2020,

respectively, and as Vaxxinity in March

2021. Our operations
to date

have been

limited to

organizing

and staffing

Vaxxinity,

business planning,

raising capital,

developing our

Vaxxine

Platform,
identifying

and

testing

potential

product

candidates

and

conducting

clinical

trials.

We

have

a

limited

track

record

of

successfully
conducting late-stage clinical trials, obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third-
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
The regulatory requirements

to which our product

candidates will be subject

are complex and

uncertainties exist. Even with

respect to
more established vaccine products, the regulatory landscape is still evolving, especially as it relates to novel adjuvants in vaccines, such
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

additional studies or

analyses, increase our development

costs, lead
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

promoted off

-label uses

may be

subject to

significant sanctions

.

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
In 2022 the FDA

granted fast track designation

to UB-311. We

may in the future

seek a fast track designation

for other of our product
candidates, or

a breakthrough

therapy designation

for any

of our

product candidates.

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

plan to

seek approval

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

Because we are developing product candidates for the treatment or prevention of diseases in which there is little clinical experience
using new technologies, there is increased risk that the FDA or other foreign regulatory authorities may not consider the endpoints
of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.
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

United States

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

trials.
We

and our

collaboration partners have

conducted, currently

are conducting

and intend in

the future to

conduct, clinical trials

outside
the United States, including but not limited to Australia, Belgium, Netherlands,

Panama, Philippines and Taiwan

.
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

jurisdictions, there

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

patients,

the medical

community,

and third-party

payors.

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
•

the impact of disease variants, such as the Delta or Omicron variant of SARS-CoV-2,

on the efficacy and marketability of
our product candidates targeting such diseases;
•

presence of significant adverse side effects, and the prevalence and severity of any side effects;
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

development,

and

if

approved,
commercialization

of

our product

candidates,

and a

failure to

obtain

additional

capital, could

force

us to

delay,

limit, reduce

or
terminate one or more of our product development programs or commercialization efforts.
As of

December 31, 2022,

the Company

had $87.9

million of

highly liquid

assets to fund

operations, including

$33.5 million

of cash
and

cash

equivalents,

$53.4

million

of

short-term

investments,

and

a

$1.1

million

restricted

cash

balance

of

which

$1.0

million

is
restricted for the reimbursement of certain research and development expenses related to our UB-612 COVID-19 vaccine program. We believe that we

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

or more of

our product development programs
or

commercialization

efforts,

which

would

have

a

negative

impact

on

our

business,

financial

condition,

results

of

operations

and
prospects.
We

have

incurred significant

losses since

our

inception,

and we

expect

to incur

losses for

the foreseeable

future and

may

never
achieve or maintain profitability.
We

have incurred

significant losses

since our

inception. We

had net

losses of

approximately $75.2

million, $137.2

million and

$40.0
million for the years ended December 31, 2022,

2021 and 2020, respectively.

As of December 31, 2022, our consolidated accumulated
deficit was $304.7 million. Our expectation is that we will

continue to incur losses as we continue our research and

development of, and
seek regulatory approvals for, our product candidates and maintain and develop new platforms,

prepare for and begin to commercialize
any approved

product candidates and

add infrastructure

and personnel to

support our product

development efforts

and operations

as a
public company.

We

have devoted

substantially all of

our financial

resources and

efforts to

research and

development, including

pre-
clinical studies and clinical trials

and we anticipate that our

expenses will continue to increase

over the next several years as

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

and prospects.
In addition,

our determination

of our

tax liability

is subject

to review

by applicable

tax authorities.

Any adverse

outcome

of

such a
review could harm our

results of operations, cash

flow and overall financial condition.

The determination of our tax

liabilities requires
significant

judgment

and,

in

the

ordinary

course

of

business,

there

are

many

transactions

and

calculations

where

the

ultimate

tax
determination is complex and uncertain.

Our ability

to use

our net

operating loss

carryforwards and

other tax

attributes to

offset future

taxable income

may be

subject to
certain limitations.
As of December 31, 2022, we had U.S. federal net operating loss carryforwards (“NOLs”) of $165.1 million, which may be available to offset future

taxable income, if

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

research and tax attributes could

be further limited
by Sections 382

and 383 of

the Code. For

these reasons, we

may not be

able to utilize

a portion of

our existing NOLs

or research and
tax attributes.
Adverse

developments

affecting

financial

institutions,

companies

in

the

financial

services

industry

or

the

financial

services
industry generally,

such as

actual events

or concerns

involving liquidity,

defaults or

non-performance,

could adversely

affect
our operations and liquidity.
Actual events involving

limited liquidity,

defaults, non-performance or

other adverse developments

that affect financial

institutions or
other companies

in the financial

services industry or

the financial services

industry generally,

or concerns or

rumors about any

events
of these kinds, have in the past and may in the future

lead to market-wide liquidity problems. For example, on

March 10, 2023, Silicon
Valley

Bank, or

SVB, was

closed by

the California

Department of

Financial Protection

and Innovation,

which appointed

the Federal
Deposit

Insurance

Corporation,

or

the

FDIC,

as

receiver.

As

of

March

10,

2023,

we

had

approximately

11%

of

our

cash

and

cash
equivalent balances

on deposit

with SVB.

Since then,

we have

moved substantially

all of

our cash

and cash

equivalent deposits

that
were at SVB to another major U.S. financial institution.
Although a statement by the

U.S. Department of the Treasury, the Federal Reserve and

the FDIC stated that

all depositors of SVB would
have

access to

all of

their

money

after

only

one

business

day

following

the

date

of

closure

and

we

and

other

depositors

with

SVB
received such access on March

13, 2023, uncertainty and liquidity

concerns in the broader financial

services industry remain. Inflation
and rapid

increases in

interest rates

have led

to a decline

in the trading

value of

previously issued

government securities

with interest
rates below current market

interest rates. The

U.S. Department of

Treasury, FDIC and Federal Reserve Board

have announced a

program
to provide

up to

$25 billion

of loans

to financial

institutions secured

by such

government securities

held

by financial

institutions to
mitigate the risk

of potential losses

on the sale

of such instruments.

However, widespread

demands for customer

withdrawals or other
needs of

financial institutions

for immediate

liquidity may

exceed the

capacity of

such program.

There is

no guarantee

that the

U.S.
Department of Treasury, FDIC and Federal Reserve Board will

provide access to uninsured

funds in the future

in the event of

the closure
of other banks or financial institutions in a timely fashion or at all.
Our

access

to

our

cash

and

cash

equivalents

in

amounts

adequate

to

finance

our

operations

could

be

significantly

impaired

by

the
financial institutions

with which

we have

arrangements directly

facing liquidity

constraints or

failures. For

example, as

we expect

to
continue to maintain

balances at one

or more banks

and financial institutions

that exceed federally insured

limits, in the

event of a

closure
of any such

banks or institutions

we may not

be able to

recover our uninsured

balances. Even if

the U.S. Department

of the Treasury,
the Federal Reserve and the FDIC provide that depositors would have access to all of their balances, there may be a delay in our ability to access such funds.

In addition, investor concerns

regarding the U.S. or

international financial systems could

result in less favorable
commercial financing terms, including

higher interest rates

or costs and

tighter financial and

operating covenants, or

systemic limitations
on access to credit and liquidity

sources, thereby making it more

difficult for us to acquire financing

on acceptable terms or at all. Any
material decline

in available

funding or our

ability to access

our cash

and cash equivalents

could adversely

impact our ability

to meet
our operating

expenses, result in

breaches of our

contractual obligations

or result in

violations of federal

or state wage

and hour laws,
any of which could have material adverse impacts on our operations and liquidity.
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

CSBioa, Pii, and

WuXi STA

,

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

Mei Hu with

the authority (and

irrevocable proxies)

to vote the

shares of capital

stock held

by the stockholders

party to
the Voti

ng Agreement at her

discretion on all matters to

be voted upon by

stockholders.

Our CEO, Mei Mei Hu,

our Chairman, Louis
Reese and

our shareholder

and former

director James

Chui, also

serve on

and constitute

a majority

of the

board of

directors of

UBI.

UBI’s

equity interests

in the Company,

and the overlapping

directorships, could

give rise

to conflicts

of interest,

in particular

when a
decision could favor the

interests of UBI (or its affiliates)

or us over the other.

Further, we have

historically depended heavily on

UBI
and its affiliates

for our business operations,

including the provision of

research, development and

manufacturing services.

While we
have taken steps to separate our operations from those of UBI and currently anticipate taking additional steps to lessen our dependence, we still have ongoing relationships with

UBI and its affiliates. With

respect to our UB-612 program,

we have partnered with UBIA for
the

development

of

UB-612

in Taiwan,

UBIP for

the

formulation-fill-finish

services,

and

UBP as

the

sole

manufacturer

of

protein.
Relating to our

chronic disease pipeline,

we continue to

work with UBIP

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

Dr. Wang

and the other four members

of
UBI’s board of directors relating to certain corporate governance matters, including the overall management and control of UBI, as well
as its relationship with the Company. Specifically,

we have been advised that Dr. Wang

attempted to replace the UBI board of directors
in July and August 2021 and asserted that she is the majority shareholder of UBI, which we understand UBI’s other directors dispute as invalid and incorrect, respectively.

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

such as the FDA
or comparable foreign regulatory authorities;
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

license under all know

-how
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

and proteins that

are used in

our product candidates.

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

MJFF and

CEPI. We

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
the CMS,

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

some

of

our

product

candidates

may

be
covered

for

reimbursement

under

either

the

Part

B

program

or

Part

D

program

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
that are safer,

more effective,

have fewer

or less severe

side effects,

are more

convenient or are

less expensive than

any products

that
we may develop.

Our competitors also

may obtain

FDA or other

regulatory approvals

for their products

faster or earlier

than we may
obtain approval

for ours,

which could

result in

our competitors

establishing a

strong market

position before

we are

able to

enter the
market. For example, some of our competitors have already received approval from regulatory authorities for their COVID-19 vaccines
and

boosters

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

our
product candidates. The

global vaccine market

is highly concentrated

among a small

number of multinational

pharmaceutical companies:
Pfizer,

Merck, GlaxoSmithKline

and Sanofi

together control

most of

the global

vaccine market.

While we

are not

aware of all

of our
competitors’ efforts, there

are approximately fifty

COVID-19 vaccines currently

approved for use in one

or more countries around

the
world. We also face substantial competition in therapeutic areas outside of COVID-19. For example, the FDA approved aducanumab in
June 2021

as the first FDA-approved immunotherapy for AD, and lecanemab in January 2023, and multiple approved products exist in
the fields of migraine

and hypercholesterolemia,

including products that

act on the same

therapeutic targets as

our vaccine candidates.
In

addition,

many

of

our

competitors,

either

alone

or

together

with

their

collaborative

partners,

may

operate

larger

research

and
development programs or have substantially greater financial resources than we do, as well as greater experience in:
•

developing product candidates;
•

undertaking pre-clinical testing and clinical trials;
•

obtaining BLA approval by the FDA;
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

operation

in multiple

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

compliance standards we requir

e

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

trials, past sales

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

clinical trial participant

s

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
If we need to expand our organization, we may experience difficulties in managing this growth, which could disrupt our operations.
If we expand

our organization, we

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
As of

March 15, 2023

we had 76

full-time employees

and 1 part

-time employee.

Our focus on

the development

of UB-612,

UB-312,
UB-313, VXX-401 and other product candidates requires us

to manage and operate our business in a highly efficient

manner. We

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

stock. Our future

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
Natural disasters or

pandemics, other than

or in addition

to COVID-19 and

including any potential

future waves of

COVID-19, could
severely

disrupt

our

operations

and

have

a

material

adverse

effect

on

our

business,

results

of

operations,

financial

condition

and
prospects. For

example, our

headquarters and

main laboratory

is located

on the

Eastern coast

of Florida,

a location

that is at

a higher
risk of exposure to hurricanes. If a hurricane

or natural disaster causes us to

sustain significant damage to our Florida

headquarters and
main laboratory,

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
Unstable market and economic conditions have had and may

have further serious adverse consequences on our business, financial condition and share price.
The

global

economy,

including

credit

and

financial

markets,

has

experienced

extreme

volatility

and

disruptions,

including

severely
diminished liquidity and credit availability,

declines in consumer confidence, declines in economic growth, increases in unemployment rates and

uncertainty about

economic stability.

For example,

the COVID-19

pandemic has

resulted in

widespread unemployment,

an
economic slowdown and extreme volatility in the capital markets. While these effects of COVID-19 have abated as countries, including
the United States, have re-opened and the rate of vaccinations have increased, COVID-19 may cause further disruptions globally.

If the
equity and

credit markets

further deteriorate,

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

Operations as a public company have made it more difficult and more expensive for us to obtain director and officer liability insurance, and we and have incurred substantially higher costs since becoming a public company. As a result, it has become more expensive for us to

obtain

the

coverage

needed

to

attract

and

retain

qualified

people

to

serve

on

our

board

of

directors,

our

board

committees

or

as
executive officers.

We

do not know,

however, if

we will be able

to maintain existing

insurance with adequate

levels of coverage.

Any
significant uninsured

liability may require

us to pay

substantial amounts,

which would

adversely affect

our cash

and cash equivalents
position and results of operations.
The

coronavirus

pandemic

has

caused

interruptions

or

delays

of

our

business

plan

and

could

continue

to

adversely

affect

our
business.

The COVID-19

pandemic and related

federal, state and

local government

responses to COVID-19

and our responses

to the pandemic
and such restrictions has and

may continue to have

a material adverse effect on

our business, results of

operations, liquidity and financial
condition. Our business has been disrupted and could be further disrupted to the extent our business partners are adversely impacted by
the COVID-19 pandemic.

The full extent

to which the

COVID-19 pandemic will continue

to impact our

business, development plans,

business partners and

clinical
trials will depend on future developments, which are highly uncertain and cannot be predicted. To the extent the pandemic continues to
adversely affect our business and financial condition, it

may also have the effect of

exacerbating many of the other risk

factors discussed
herein,

which could have a material adverse effect on us.
Due to the vaccination rate, the demand for our COVID-19 product candidate may decrease significantly or disappear entirely.
We are pursuing

a path to conditional and provisional approval of UB-612

as a heterologous boost (boosting the immunity of a subject
who has already received a different vaccine) in the United Kingdom and Australia, respectively. Other companies have also responded to the

pandemic

at a

faster pace,

and

to date

approximately

fifty

COVID-19

vaccines are

currently

in use

around the

world.

As our
competitors

continue

to

develop,

receive

regulatory

approval

for

and

commercialize

their

own

COVID-19

vaccines

and

boosters,
demand for our COVID-19 product candidate may materially decrease or disappear entirely, along with a corresponding decrease in our potential

revenues.

Further,

the existence

and

significance

of

the

opportunity

to provide

COVID-19

boosters

in

the

future

is highly
uncertain, and there can be no assurance that we will commercially benefit from the development of a COVID-19 booster vaccine.
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
The price of our Class A common stock has been volatile and may be further affected by market conditions beyond our control, and
purchasers of our Class A common stock could incur substantial losses.
Our results of operations

have fluctuated and are likely

to continue to fluctuate

in the future. In addition,

securities markets worldwide
have experienced, and

are likely to continue to

experience, significant price

and volume fluctuations. This

market volatility,

as well as
general economic, market

or political conditions,

could subject the

market price of

our shares of

Class A common

stock to wide

price
fluctuations

regardless of

our operating

performance,

which has

caused and

could further

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
These

and

other

factors

have

caused

and

may

further

cause

the

market

price

for

shares

of

our

Class

A

common

stock

to

fluctuate
substantially, which may further limit or prevent investors from readily selling their shares of our Class A common stock

and negatively
affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of
that

stock

sometimes

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

Voting

Agreement. As of March

15, 2023 on a fully

diluted basis, Mei Mei Hu, as

proxyholder under the

Voting
Agreement, controls

approximately 65.8% of

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
A common

stock as of

March 15, 2023,

assuming no other

equity awards

had been exercised

or vested,

the Voting

Agreement would
have covered, in the aggregate as of the completion of our initial public offering, approximately 68.2% of the total voting

power of our
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

of $1.235 billion or more; (ii) the

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
Our independent

registered public

accounting firm

may not

be able

to certify

as to

the effectiveness

of our

internal controls

over
financial reporting, which could have a significant and adverse effect on our business and reputation.
As a public company,

we are now required to comply

with the SEC’s rules

implementing Sections 302 and

404 of the Sarbanes-Oxley
Act, which will require management to certify financial and

other information in our quarterly and annual reports and provide an annual
management

report

on

the

effectiveness

of

internal

control

over

financial

reporting.

However,

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

in

the

past

identified

material

weaknesses

in

our

internal

control

over

financial

reporting,

which

have

since

been
remediated. If we

are unable to

develop and maintain

an effective system

of internal control

over financial reporting,

or if we

discover
material deficiencies

in the future,

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

4

of our
Quarterly Reports on Form 10-Q during

2022, we identified material weaknesses

in the design and operation of

our internal control over
financial

reporting

relating

to

maintaining

and

performing

our

financial

close

process,

ensuring

that

formal

processes

exist

for
identifying, analyzing and accounting for complex, non-routine transactions and proper segregation of duties and responsibilities within
our finance department.

We have invested resources

and taken

measures to improve

internal control over

financial reporting to

remediate
the control deficiencies that led to these material

weaknesses. Although we have successfully remediated

these material weaknesses, we
cannot assure you that we will be able to successfully remediate other material weaknesses that we may discover additional weaknesses in the future. If

we are unable to

successfully prevent or remediate

any future issues or

if the design and

operation of our internal

controls
fails, it could result in material misstatements or omissions in our financial statements and potentially require us to restate our financial statements, which may result in the trading value of our Class A common stock being materially adversely affected.
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

None.

Item 2. Properties.

Facilities
Our principal executive offices

are located in Merritt

Island, Florida,

where we sublease approximately

9,900 square feet of

office and
lab space

from Space

Florida.

In April

2022, we

entered into

a facility

lease agreement

for 4,419

square feet

of office

space in

New
York,

New York,

which will expire

in March 2029.

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

.” As of

March 15, 2023,

the number

of
shares

of

our

Class

A

common

stock

outstanding

was

112,188,911

held

by

approximately

81

shareholders

of

record,

not

including
shareholders whose shares are held in securities position listings.

Our Class B common stock is not listed on any exchange nor traded on any public market. As of

March 15, 2023, the number of shares
of our Class B common stock outstanding was 13,874,132 held by approximately 4 shareholders of record.
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
Issuer Purchases of Equity Securities

We did not

repurchase any shares during the years ended December 31, 2022 and 2021.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of 2022.
Use of Proceeds
On November 15, 2021, the Company closed its IPO, as discussed in Note 1 of our consolidated financial statements for the year ended
December 31, 2022.

The aggregate net

proceeds to us

from the offering,

after deducting underwriting

discounts and commissions

and
other offering expenses

payable by us, were

approximately $71.1 million.

The proceeds from

our IPO have been

invested primarily in
U.S. Treasury

securities and money

market accounts. There

has been no

material change in

the expected use

of the net

proceeds from
our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the

SEC on November 12, 2021.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read

together with our
consolidated financial statements and related

notes and other financial information appearing elsewhere in this Report. We

intend for
this discussion to provide you with information

that will assist you in understanding our consolidated financial statements,

the
changes in key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes.
Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information
with respect to our plans and strategy for our business and related financing, includes forward-looking statements that

involve risks,
uncertainties and assumptions. See the section of this Report titled “Special Note

Regarding Forward-Looking

Statements” for a
discussion of forward-looking statements. As a result

of many factors, including those factors set forth in the “Risk Factors” section of this Report, our actual results could differ

materially from management’s

expectations and the results described in or implied

by the
forward-looking statements contained

in the following discussion and analysis.
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

spanning

neurodegenerative disorders in

addition to other

neurology and cardiovascular

indications. Given the globa

l

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

COVAXX

and UNS became

our wholly-owned

subsidiaries. All shares

of our Series

A preferred stock

converted
into shares of

our Class A

common stock concurrently with the

closing of our initial

public offering. The Reorganization was

determined
to be a common control transaction, so the carrying values of all contributed assets and assumed liabilities remained unchanged and the financial information

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
Our current pipeline consists of six programs from early to

late-stage development, including five programs focused on chronic disease:
UB-311,

our leading

neurology product

candidate, which

targets AD;

UB-312, which

targets PD

and other

synucleinopathies; VXX-
301, an

anti-tau product

candidate which

has the

potential to

address multiple

neurodegenerative conditions,

including AD;

UB-313,
which

targets

CGRP

to

prevent

migraines;

and

VXX-401,

which

targets

PCSK9

to

reduce

LDL

cholesterol,

a

risk

factor

for
atherosclerotic

heart

disease.

Through

our

Vaxxine

Platform,

we

believe

we

may

be

able

to

address

a

wide

range

of

other

chronic
diseases,

including

chronic

diseases that

are

or

could

potentially be

successfully

treated

by

mAbs,

which

increasingly

dominate

the
treatment paradigm but remain accessible only to a small proportion of patients who could potentially benefit from them.
In addition

to our

chronic disease

pipeline, given

our Vaxxine

Platform’s

applicability to

infectious disease

and the

ongoing need

for
vaccines to address SARS-CoV-2, we are advancing an infectious disease product candidate, UB-612, as a heterologous booster against
COVID-19.

We

have

reported

topline

results

of

a

pivotal

Phase

3

trial

of

UB-612,

and

have

completed

rolling

submissions

for
conditional/provisional authorization with regulatory authorities in the United

Kingdom and Australia, respectively,

in March of 2023.

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

our product candidates.
We have principally funded our operations through

financing transactions. Through December 31, 2022, we received gross proceeds of
$306.4

million

in

connection with

various

financial

instruments,

including

the

sale of

preferred

and

common

stock, the

issuance

of
promissory notes (including convertible promissory notes

(“Convertible Notes”)), and the entry

into simple agreements for future

equity
(“SAFEs”).

Costs associated with research and development are the most significant component of our expenses. These costs can vary greatly from period to period depending on the timing

of various trials for our

product candidates. We expect our allocated research and development costs and

general

and

administrative

expenses

could

increase

over

time if

we expand

the number

of product

candidates that

we

are
advancing and

incur increased

costs as

a result

of operating

as a

public company.

Further,

we anticipate

incurring greater

selling and
marketing expenses if we commercialize any of our product candidates in the future. Our product candidates are in clinical stage or pre-
clinical stage development.

We

have generated limited

revenue to date,

and have incurred significant

operating losses since

inception.
Net losses were $75.2

million and $137.2 million

for the years ended

December 31, 2022 and 2021,

respectively.

As of December 31,
2022,

we had an accumulated deficit of $304.7 million. We

anticipate
our expenses and capital requirements may increase over time in connection with expanding our operations,

which could include:
•
continuing pre-clinical studies, existing clinical trials, or initiating new clinical trials for product candidates UB-312, UB-313,
VXX-401, UB-612, and other product candidates;

•
hiring additional

clinical, quality

control, medical,

scientific and

other technical

personnel to

support additional

clinical and
research and development programs;
•
expanding operational, financial and management systems

and infrastructure, expanding our facilities

and increasing personnel
to support operations;
•
undertaking actions to meet the requirements and demands of being a public company;
• maintaining, expanding and protecting our intellectual property portfolio;
•
seeking regulatory approvals for any product candidates that successfully complete clinical trials, including UB-612; and
•
undertaking pre-commercialization activities to establish sales, marketing and distribution capabilities for any product
candidates for which we may receive regulatory approval in regions where we elect to commercialize products on our own or
jointly with third parties.
As of

the date

of this

Report, we

expect our

existing cash

and cash

equivalents will

be sufficient

to fund

our operating

expenses and
capital expenditure requirements

for at least the

next 12 months. We

also believe that cash

and cash equivalents will

enable us to fund
our operating expenses and capital expenditure requirements into mid-2024. Thereafter, our viability will be dependent on our ability to raise additional capital to finance operations, to successfully commercialize our product candidates,

or to enter into collaborations with
third parties for

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

with

a

relative

decline

in

research

and
development expenditures for our chronic disease product candidates. To date, our operations have not been negatively impacted by the
COVID-19 pandemic in

a material manner. While

the pandemic has

subsided around the

world since 2020,

we cannot

predict the

specific
extent, duration

or full

impact that

future outbreaks

associated with

new variants

of the

COVID-19

virus may

have on

our financial
condition

and

operations.

Potential impacts

could

include delays

of the

development

of clinical

supply

materials,

and

enrollment

of
patients in our

studies may be delayed

or suspended, as hospitals

and clinics in

areas where we are

conducting trials may

need to shift
resources to

cope with

COVID-19 and

may limit

access or

close clinical

facilities. Additionally,

if our

trial participants

are unable

to
travel to our clinical study sites

as a result of quarantines or other restrictions

resulting from COVID-19 outbreaks, we

may experience
higher drop-out rates or delays in our clinical studies. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of future outbreaks and related governmental advisories and restrictions. The
impact of

future outbreaks

on the financial

markets and

the overall

economy are

also highly

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
Components of Our Consolidated Results of Operations
Revenue

We recorded no revenues for the year ended December 31, 2022. Revenue for the year ended December 31, 2021 was $0.1 million, and consisted of

commercial sales

of our

ELISA tests.

We

do not

expect to

generate any

meaningful revenue

unless and

until we

obtain
regulatory approval of and commercialize or out-license our product candidates,

and we do not know when, or if, this will occur. If our
development efforts

for our product

candidates are successful

and result in

commercialization, we may

generate additional revenue

in
the future from a combination

of product sales or payments

from collaboration or license agreements

that we have entered into

or may
enter

into

with

third

parties.

See

Risk

Factors—Risks

Related

to

the

Discovery

and

Development

of

Product

Candidates.

We

have
incurred significant losses

since our inception.

We

expect to incur losses

for the foreseeable future

and may never achieve

or maintain
profitability.

Cost of Revenue

We recorded no cost of revenue for the year ended December 31, 2022.

Cost of revenue for the year ended December 31, 2021 consists of kit production costs consisting of materials, labor and overhead expenses directly related to ELISA tests sold and the costs of expired
ELISA tests, which are not available for commercial sale.

If our development

efforts in respect

of our current

pipeline of product

candidates are successful and

result in regulatory

approval, we
expect our

cost of revenue

will increase in

relative proportion

to the level

of our revenue

as we commercialize

the applicable

product
candidate. We

expect that

cost of

revenue will

increase in

absolute dollars

as and

if our

revenue grows

and will

vary from

period to
period as a percentage of revenue.

Research and Development Expenses

The design, initiation and execution of candidate discovery and development programs of our potential future product candidates is key to our

success and

involves significant

expenses. Prior

to initiating

these programs,

project teams

incorporating individuals

from the
essential disciplines within Vaxxinity scope out the activities, timing, requirements, inclusion and exclusion criteria and the primary and
secondary endpoints. Once we have decided to proceed,

our Vaxxine

Platform enables the iteration of drug candidates in the discovery phase through rapid, rational design

and formulation. After we have

identified drug candidates, the costs

of scaling the formulation from
research grade

to clinical

grade, then

to commercial

grade, typically

consumes significant

resources. In

addition, to

internal research
and development, we utilize service providers, including related parties, to complete activities we lack the internal resources to handle.
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
•
other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and preclinical
studies and clinical trial materials, including manufacturing validation batches;

•
costs related to investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific
development services;
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
Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered,

or the services rendered, at which point the net remainder is expensed.
We continue to work with related parties for

the advancement of our research and development programs, including for manufacturing, quality control, testing, validation,

supply services, as well as the

winding down of some previously

initiated clinical initiatives. While
this related party work has significantly diminished over the last year, and we expect this trend to continue, we are still reliant on UBIA to provide

certain manufacturing-related

data that

will be

needed for

inclusion in

our regulatory

applications for

UB-612. During

the
years

ended

December 31,

2022

and

2021,

related

party

expenses

were

approximately

6%

and

29%

of

our

operating

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
As a result, we expect that our research and development expenses could increase if we continue our existing and planned clinical trials and conduct

increased pre-clinical

and clinical

development activities,

including submitting

regulatory filings

for product

candidates,
and focus more generally on the development of our chronic disease product candidates.
At this

time, we

cannot reasonably

estimate or know

the nature,

timing and

costs of

the efforts

that will be

necessary to

complete the
pre-clinical and clinical development of any of our

product candidates or when, if ever,

material net cash inflows may commence from
any of our product candidates.
General and Administrative Expenses

General

and

administrative

expenses

consist

primarily

of

salaries

and

benefits,

travel

and

stock-based

compensation

expense

for
personnel

in

executive,

business

development,

finance,

human

resources,

legal,

information

technology,

public

relations,
communications and

administrative functions.

General and administrative

expenses also include

insurance costs and

professional fees
for

legal,

patent,

consulting,

investor

and

public

relations,

accounting

and

audit

services

and

other

general

operating

expenses

not
otherwise classified as research and development expenses. We expense general and administrative costs as incurred.
In the event UB-612 obtains regulatory approval and we subsequently commence commercialization of this product, we expect general and administrative

expenses will

increase. We

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

expense accrued

on the related

party promissory

note, (iii)

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

Convertible Notes, SAFEs, and

Series A-1 Warrants were
exchanged

for

shares

of

Series

A

preferred

stock,

which

were

subsequently

exchanged

into

shares

of

Class

A

common

stock

upon
closing of the IPO in November 2021.
Loss on Foreign Currency

Translation, Net

Our foreign

subsidiaries, which are

wholly-owned by Vaxxinity,

use the U.S.

dollar as their

functional currency

and maintain records
in

the

local

currency.

Nonmonetary

assets

and

liabilities

are

remeasured

at

historical

rates

and

monetary

assets

and

liabilities

are
remeasured at exchange rates in

effect at the end

of the reporting period. Income

statement accounts are remeasured at

average exchange
rates for the reporting

period. The resulting gains or

losses are included in

foreign currency (losses) gains in

the consolidated financial
statements.
Provision for Income Taxes

We have not recorded any significant amounts related to income tax but have reserved $0.7 million of unrecognized tax benefits against
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

income, the amount

and timing of which

are uncertain. Valuation

allowances are provided,

if, based upon the

weight
of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, we continue to

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

on March 23, 2020.
As a result,

the historical financial

information between

March 23, 2020

and March 2,

2021 described

in this Annual

Report refers

to
the combined historical financial information of UNS and COVAXX. Our operations for the year ended December 31, 2022 reflects the operations of Vaxxinity

and its subsidiaries. Our

operations for the

year ended December

31, 2021 reflects

the operations of

UNS and
COVAXX

businesses on a consolidated basis

for the period from January

1, 2021 to March

1, 2021 and of Vaxxinity and its subsidiaries
for the remainder of that twelve-month period. See Note 1 to our consolidated financial statements included elsewhere in this Form 10-
K filing.

Consolidated Results of Operations
The following is a summary of our consolidated results of operations

:

Years

Ended December 31,
2022 vs. 2021
(In thousands) 2022 2021 Change $ Change %
Revenue $ — $ 66 $ (66) (100) %
Cost of revenue — 1,937 (1,937) (100) %
Gross (loss) profit

— (1,871) 1,871 (100) %
Operating expenses:
Research and development 47,627 71,379 (23,752) (33) %
General and administrative 28,352 51,825 (23,473) (45) %
Total operating

expenses
75,979 123,204 (47,225) (38) %
Loss from operations

(75,979) (125,075) 49,096 (39) %
Other (income) expense:
Interest and other expense 514 840 (326) (39) %
Interest and other income (1,259) (9) (1,250) 13,889%
Change in fair value of convertible notes — 2,667 (2,667) (100) %
Change in fair value of simple agreement for future equity — 8,365 (8,365) (100) %
Change in fair value of warrant liability — 214 (214) (100) %
(Gain) loss on foreign currency translation, net (12) 23 (35) (152) %
Other (income) expense (757) 12,100 (12,857) (106) %
Net loss $ (75,222) $ (137,175) $ 61,953 (45) %

Comparison of the Years

Ended December 31, 2022 and 2021
Revenue

We did not record any revenues for the

year ended December 31, 2022. Total revenue was $0.1 million for the year ended

December 31,
2021.

All revenues

were due

to sales

of our

ELISA tests.

We

are not

actively pursuing

commercialization

of our

ELISA tests

at this
time.
Gross Margin
All gross

margin and comparable

decreases were due

to sales

of our ELISA

tests. Gross

margin was zero

for the

year ended

December 31,
2022.

The gross

margin

for the

year ended

December 31, 2021

was negative,

however the

sales volume

was de

minimis. During

the
year ended December 31, 2021, we wrote off,

to cost of revenue, $1.9 million in expired ELISA tests that had no commercial value.
Research and Development Expenses
Research

and

development

expenses

were

$47.6

million

and

$71.4

million

for

the

years

ended

December 31,

2022

and

2021,
respectively.

The $23.8 million

decrease was comprised

of a $38.3

million decrease in

allocated costs (i.e.,

costs that can be

directly attributed

to a
specific clinical program),

offset by a $14.6

million increase in unallocated

costs. The decrease in allocated

costs was primarily due

to
a decrease

of $47.7

million in

costs related

to our

UB-612 Covid

vaccine program,

including a

$1.8 million

expense in

2022 for

raw
materials

acquired

by

UBP,

a

related

party

contract

manufacturer.

See

Note

17,

“Commitments

and

Contingencies”,

for

more
information

about

this

expense.

The

decrease

in

allocated

costs

was

offset

by

increases

in

spend

of

$4.7

million

on

our

VXX-401
hypercholesterolemia program,

$2.1 million on

our UB-313 CGRP program,

and $0.5 million on

our UB-312 PD

program. The $14.6
million increase in unallocated costs was driven by increased salaries and personnel-related costs of $9.6 million, including stock-based compensation expense of $1.8 million, a $3.2

million increase in rent, lab supplies, logistics

and travel costs, and a $1.8

million increase
in external professional services supporting research and development activities across the pipeline.
General and Administrative Expenses
General

and

administrative

expenses

were

$28.4

million

and

$51.8

million

for

the

years

ended

December 31,

2022

and

2021,
respectively.

The $23.5

million decrease

was primarily

due to

a decrease

of $23.6

million in

stock-based compensation

expense; we
recorded a $23.1 million expense in 2021 related to performance-based grants that vested upon the successful completion of our IPO in
November 2021.

There were also

decreases of

$0.7 million

in legal

spend, and

$1.0 million

in consulting

spend versus

the prior

year
when we were

preparing for our

initial public offering

,

and $0.8 million

in spending on

external recruiters. These

cost decreases were
partially offset by an increase in director and officer

insurance expense of $3.0 million in 2022 versus 2021.
Interest and Other Expense
Interest

and

other

expense

was

$0.5

million

and

$0.8

million

for

the

years

ended

December 31,

2022

and

2021,

respectively.

The
decrease was due to the conversion of Convertible Notes for Series A preferred stock in connection with the Reorganization.

Interest and Other Income
Interest

and

other

income

on

cash

and

short-term

investments

was

$1.3

million

and

less

than

$0.1

million

for

the

years

ended
December 31, 2022 and 2021, respectively.
Change in Fair Value

of Convertible Notes, SAFEs and Series A-1 Warrant

Liability
The

$2.7

million

change

in fair

value

of

the Convertible

Notes

recognized

during

the year

ended

December 31,

2021

related

to the
revaluation of the Convertible Notes

upon conversion to equity.

The $8.6 million change in

fair value of SAFEs recognized

during the
year

ended December

31, 2021

related

to insight

into the

pricing of

Vaxxinity’s

next stock

issuance at

a higher

valuation.

The $0.2
million change in fair value of Series A-1 Warrants recognized during the year ended December 31, 2021 related to an increase in value
of the Series A-1 preferred stock.

In connection with the Reorganization, all outstanding Convertible Notes,

SAFEs and Series A-1 Warrants

were exchanged into shares
of Series A preferred

stock, which were

subsequently exchanged

into shares of

Class A common

stock upon the

closing of the

IPO in
November 2021 as described in Note 9 to our consolidated financial statements included elsewhere in this Report.

(Gain) Loss on Foreign Currency Translation, Net

The

net

gain

(loss)

of

foreign

currency

translation

reflects

de

minimis

fluctuations

in

the

foreign

exchange

rate

for

the

year

ended
December 31, 2022 compared to the year ended December 31, 2021.

Liquidity and Capital Resources
Sources of Liquidity

We have generated limited

revenue from sales of our ELISA tests and have not yet obtained regulatory approval for or commercialized any

of

our

product

candidates,

which

are

in

various

phases

of

pre-clinical

and

clinical

development.

We

have

financed

operations
primarily through the issuance

of common stock, convertible

preferred stock, borrowings under

promissory notes (including Convertible
Notes) and the execution of SAFEs. Through December 31, 2022, we received gross proceeds of $306.4 million in connection with the
issuance of various financial instruments, including

the sale of preferred and

common stock, the issuance of

promissory notes (including
Convertible Notes), and the execution of SAFEs. In addition,

we also generated revenue from the sale of an

option to negotiate a license
with UNS (which

option has expired)

and the sales of

ELISA tests in 2020

and 2021. At December

31, 2022, we had

$33.5 million in
cash

and

cash

equivalents,

$53.4

million

of

short-term

investments,

and

a

$1.1

million

restricted

cash

balance,

compared

to

$145.1
million as of

December 31, 2021. The

decrease in cash

and cash equivalents

balances for the periods

reported are primarily

due to the
factors described under “Cash Flows” below.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

December 31,
2022 2021
Balance Sheet Data:
Cash and cash equivalents $ 33,475 $ 144,885
Short-term investments, net 53,352 —
Restricted cash 1,095 172
Total assets 106,399 166,673
Total liabilities 44,222 38,054
Total stockholders' equity $ 62,177 $ 128,619
Years

Ended December 31,
2022 2021
Statement of Cash Flow Data:

Net cash used in operating activities
$ (55,928) $ (80,990)

Net cash used in investing activities
(54,392) (1,318)

Net cash used in financing activities
(167) 196,167
Net increase (decrease) in cash, cash equivalents and restricted cash $ (110,487) $ 113,859
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $55.9 million, primarily due to a $75.2 million net loss, offset by a favorable $9.8 million change in operating assets and liabilities and total non-cash items of $9.5 million. The favorable cash
flow impact from changes

in net operating assets and

liabilities was primarily due to

$9.0 million related to

accrued expense, accounts
payable and

other liabilities

and $3.3

million in

prepaid expenses

for UB-612

production, partially

offset by

$2.4 million

in amounts
due to related parties. The primary non-cash adjustments to

net loss included addbacks of $8.7 million of

stock-based compensation and
$1.7 million in depreciation,

offset by a reduction of $1.0 million for amortization of discounts on short-term investments.
Net cash

used in

operating activities

for the

year ended

December 31, 2021

was $81.0

million, primarily

due to

a $137.2

million net
loss, offset

by a favorable

$12.9 million

change in

operating assets and

liabilities and

total non-cash

items of $43.3

million. The cash
flow impact from changes in net operating assets and liabilities were primarily due to $11.4 million in amounts due to related parties as well as

$3.9 million

related to accrued

expense, accounts

payable and

other liabilities.

These increases

were offset

by $4.7

million in
prepaid expenses

for UB-612

production. The

primary non-cash

adjustments to

net loss

included an

$11.2

million change

in the

fair
market value of financial instruments as well as $30.4

million of stock-based compensation and $1.1 million in depreciation.

Investing Activities
Net cash used in

investing activities totaled $54.4

million for the year

ended December 31, 2022.

The cash used in

investing activities
consisted primarily of the net impact of the acquisition and redemption of short-term investments, and the acquisition of laboratory and
computer equipment, and leasehold improvements.

Net cash

used in

investing activities

totaled $1.3

million for

the year

ended December 31,

2021. The

cash used

in investing

activities
consisted primarily of the acquisition of equipment.

Financing Activities
Net cash

used by

financing activities

was $0.2

million for

the year ended

December 31, 2022.

We

repaid $0.4

million in relation

to a
note payable and received $0.3 million from the exercise of stock options.
Net cash provided by financing activities totaled $196.2 million for the year ended December 31, 2021. We raised capital to support our operations

through

the

issuance of

Class A

common

stock in

the

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

or enter

into collaboration

or licensing

deals with

one or more

third-party strategic

partners. We

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
As of the date of this Annual Report, we expect our existing cash and cash equivalents will be sufficient to fund our operating expenses over the next 12 months. As of December 31, 2022, other than our 2025

Note and the 2022 Promissory Note, we have no material debt
obligations.
We have

based our projections of operating capital

requirements on assumptions that may

prove to be incorrect, and we may

use all of
our available capital resources sooner than we expect. Our future capital requirements will depend on many factors, which include:
•
the scope, number, progress, initiation,

duration, cost, results and timing of pre-clinical programs and nonclinical studies of
our current or future product candidates;
•
the outcomes and timing of regulatory reviews, approvals or othe

r

actions;
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

our intellectual property rights;
• our ability to obtain marketing approval for our product candidates;

•
our ability to establish and maintain additional licensing, collaboration or similar arrangements on favorable terms and
whether and to what extent we retain development or commercialization responsibilities under any new licensing,
collaboration or similar arrangement;
•
the success of any other business, product or technology that we acquire or in which we invest;

•
our ability to maintain, expand and defend the scope of our intellectual property portfolio;
•
the current and potential impacts of the COVID-19 pandemic on our business;

•
the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

•
market acceptance of our product candidates, to the extent any are approved for commercial sale; and

• the effect of competing technological and market developments.
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

Contract Research and Manufacturing Organizations
We

recorded accrued

expenses of

$4.3 million

and $4.5

million in our

balance sheet

for expenditures

incurred by

CROs and

contract
manufacturers as of December 31, 2022 and 2021, respectively.

Tax

-Related Obligations
We have reserved $0.7 million of unrecognized

tax benefits against NOLs.

Additionally, as of December 31, 2022 and 2021,

we accrued
$0.2 million and $0.2 million, respectively,

in interest and penalties related to prior year tax filings.
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

As we

advance

our

programs,

we

anticipate

more

complex

clinical

studies

resulting

in

greater

research

and development
expenses, which will

place even greater emphasis

on the accrual. This

process involves reviewing

open contracts and purchase

orders,
communicating with

our applicable

personnel to

identify services

that have

been performed

on our

behalf and

estimating the

level of
service performed

and the associated

cost incurred for

the service when

we have not

yet been invoiced

or otherwise notified

of actual
costs. In the past years, UBI and its affiliated companies performed and administered a significant amount of research and development work on our

behalf.

Having UBI and

its affiliated

company act as

intermediaries added

to the complexity

of determining appropriate
accruals,

and

we have

largely moved

away from

this model.

Certain accruals

and

amounts owed

to the

UBI entities

are still

under
review, and these amounts may

change as a result of this review.
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
in any particular period. To

date, our estimated accruals have not differed materially from actual costs incurred

.
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
The expected dividend yield is

zero as we have

never paid dividends and do

not currently anticipate paying any

in the foreseeable future.
Determination of the Fair Value

of Common Stock
Before there was a public market for our common stock, the estimated fair value of common stock was determined by its most recently available third-party valuations of

common stock. These third-party

valuations were performed in

accordance with the

guidance outlined

in

the

American

Institute

of Certified

Public

Accountants’

Accounting

and

Valuation

Guide,

Valuation

of Privately

-Held-Company
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

connection with our

accounting for granted

stock options and

other such awards

we
may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.

Awards Granted
The following table sets forth information on stock options awarded to employees and board members since January 1, 2019:
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
June 16, 2021 690,266 $4.81 $4.81 $3.59
July 16, 2021 282,776 $4.81 $4.81 $3.63
July 28, 2021 562,605 $10.07 $10.07 $7.47
November 11, 2021 1,499,085 $13.00 $13.00 $9.77
January 3, 2022 183,238 $5.96 $5.96 $4.47
March 1, 2022 25,662 $4.99 $4.99 $3.73
March 31, 2022 94,186 $4.30 $4.30 $3.22
April 1, 2022 32,900 $4.30 $4.30 $3.24
May 1, 2022 14,600 $6.95 $6.95 $5.26
June 1, 2022 27,700 $4.22 $4.22 $3.21
June 21, 2022 645,935 $2.09 $2.09 $1.54
July 1, 2022 2,300 $1.57 $1.57 $1.36
August 1, 2022 3,900 $1.92 $1.92 $1.46
August 8, 2022 20,000 $2.27 $2.27 $1.73
September 1, 2022 54,500 $2.48 $2.48 $1.90
October 3, 2022 254,600 $2.04 $2.04 $1.57
November 1, 2022 12,300 $1.40 $1.40 $1.10
December 1, 2022 15,400 $2.38 $2.38 $1.90
Simple Agreement for Future

Equity
During the year ended December 31, 2021, we entered into SAFEs. The SAFEs were not mandatorily redeemable, nor did they require
us

to

repurchase

a

fixed

number

of

shares.

We

determined

that

the

SAFEs

contained

a

liquidity

event

provision

that

embodied

an
obligation indexed to the fair value of the equity shares and could require us to settle the SAFE obligation by transferring assets or cash.
Our SAFEs represented

a recurring measurement that

is classified within Level

3, discussed and defined

in Note 2 to our

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
Note 4 to our consolidated financial statements included elsewhere in this Annual Report, of the fair value hierarchy wherein fair value
is estimated using significant unobservable inputs.

Coalition for Epidemic Preparedness

(“CEPI”) Grant
In April 2022, we entered into an agreement with the Coalition for Epidemic

Preparedness Innovations (“CEPI”) whereby CEPI
agreed to provide funding of up to $9.3 million to co-fund a Phase 3 clinical trial of our UB-612 COVID-19 vaccine candidate as a
heterologous – or ‘mix-and-match’ – booster dose. The Phase 3 trial, which began in early 2022, is evaluating the ability of UB-612 to
boost COVID-19 immunity against the original strain and multiple variants of concern including Omicron - in people aged 16 years or
older, who have been previously immunized

with an authorized COVID-19 vaccine.
We will also be performing

further manufacturing scale-up work to enable readiness for potential commercialization.

Under the terms
of the agreement with CEPI, if successful, a portion of the released doses of the commercial product will be delivered to the COVID-
19 Vaccines

Global Access (“COVAX”)

consortium for distribution to developing countries at low cost.
Cash payments received in advance under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. As funds are received they are included within restricted cash offset by a corresponding short-term
accrued liability.

We

recognize payments

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
Item 7A. Quantitative and Qualitative Disclosures About

Market Risk.

We

are exposed

to market

risk in

the ordinary

course of

our business.

These risks

primarily relate

to foreign

currency,

inflation and
changes in interest rates.

Inflation Risk
Inflation generally

may affect

us by increasing

our cost of

labor, clinical

trial costs, and

other outsourced

activities. To

date, inflation
has not had a material impact on our business, but if

the global inflationary trends continue, we expect appreciable increases in clinical
trial,

selling,

labor,

and

other

operating

costs.

If

our

costs

were

to

become

subject

to

significant

inflationary

pressures,

this

would
adversely affect our business, financial condition

and results of operations.
Foreign Currency Exchange

Risk

We

have

limited

exposure

to

foreign

currency

exchange

risk

as

most

of

our

operating

activities

are

primarily

denominated

in

U.S.
dollars. We believe actual foreign

exchange gains and

losses did not

have a significant

impact on our

results of operations

for any periods
presented herein. The results of the analysis based on our financial position as of December 31, 2022, indicated that a hypothetical 10%
increase or decrease in applicable foreign currency exchange rates would not have a material effect on our financial results.
Interest Rate Risk

We

are exposed to

market risk related

to changes in

interest rates. As

of December 31,

2022 and 2021,

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

31, 2020 bears a fixed annual

interest rate of 3.4% and matures

in June 2025. Additionally,

the 2022
Promissory Note we

entered into for the

year ended December 31,

2022 bears a

fixed annual interest

rate of 7.0%

and matures in

October
2026. Given that

the 2025 Note

and the 2022

Promissory Note bear

fixed rates of

interest, we believe

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

VAXXINITY,

INC.
INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements as of and for the years ended

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

(PCAOB ID:
32
) 107
Consolidated Balance Sheets
108
Consolidated Statements of Operations
109
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
110
Consolidated Statements of Cash Flows
112
Notes to Consolidated Financial Statements
113

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Vaxxinity,

Inc. Merritt Island, Florida
Opinion on the Consolidated Financial Statements
We have audited

the accompanying consolidated balance sheets of Vaxxinity,

Inc. and Subsidiaries (collectively the “Company”) as of
December 31, 2022

and 2021,

the related

consolidated statements

of operations,

convertible preferred

stock and

stockholders’ equity
(deficit), and cash flows

,

for each of the

two years in the

period ended December 31,

2022, and the related

notes (collectively referred
to as the “financial statements”).
In our opinion, the consolidated financial

statements present fairly,

in all material respects, the financial position

of the Company as of
December 31,

2022 and

2021, and

the results

of

their operations

and

their cash

flows for

each of

the two

years in

the period

ended
December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
The Company’s

management is responsible

for these consolidated

financial statements. Our

responsibility is to

express an opinion

on
the Company’s

consolidated

financial statements.

We

are a

public

accounting

firm registered

with the

Public Company

Accounting
Oversight Board

(United States)

(“PCAOB”) and

are required

to be independent

with respect

to the

Company in

accordance with

the
U.S. federal securities laws and the applicable rules and regulations of the

Securities and Exchange Commission and the PCAOB.
We conducted

our audits in accordance with the

standards of the PCAOB. Those standards require

that we plan and perform the audits
to obtain

reasonable assurance

about whether

the consolidated

financial statements

are free

of material

misstatement, whether

due to
error or

fraud. The

Company is

not required

to have,

nor were

we engaged

to perform,

an audit

of its

internal control

over financial
reporting. As part

of our

audits, we are

required to

obtain an

understanding of

internal control

over financial

reporting but

not for

the
purpose

of

expressing

an

opinion

on

the

effectiveness

of

the

Company’s

internal

control

over

financial

reporting.

Accordingly,

we
express no such opinion.
Our audits

of the consolidated

financial statements

included performing procedures

to assess the

risks of material

misstatement of

the
consolidated financial statements, whether due to error or

fraud, and performing procedures that respond

to those risks. Such procedures
included examining, on a test basis, evidence regarding

the amounts and disclosures in the consolidated financial statements.

Our audit
also included evaluating the accounting principles

used and significant estimates made

by management, as well as

evaluating the overall
presentation

of

the

consolidated

financial

statements.

Our

audit

also

included

performing

such

other

procedures

as

we

considered
necessary in the circumstances. We

believe that our audits provide a reasonable basis for our opinion.
We have served

as the Company’s auditor since 2018.
/s/
Armanino LLP
San Ramon, California
March 27, 2023

VAXXINITY,

INC.
CONSOLIDATED

BALANCE SHEETS
(in thousands, except share and per share amounts)
December 31,
2022 2021
Assets
Current assets:
Cash and cash equivalents $
33,475
$
144,885
Short-term investments
53,352
—
Restricted cash
1,095
172
Amounts due from related parties
414
393
Prepaid expenses and other current assets
5,551
8,851
Total current assets
93,887
154,301
Property and equipment, net
12,512
12,372
Total assets $
106,399
$
166,673
Liabilities

and stockholders’ equity
Current liabilities:
Accounts payable $
5,295
3,192
Amounts due to related parties
12,772
19,407
Accrued expenses and other current liabilities
11,370
4,519
Notes payable
391
376
Notes payable to related party
1,113
—
Total current liabilities
30,941
27,494
Other liabilities:
Notes payable, net of current portion
9,933
10,323
Notes payable to related party, net of current portion
3,112
—
Other long-term liabilities
236
237
Total liabilities
44,222
38,054
Commitments and contingencies (Note 17)
(nil) (nil)
Preferred stock: $
0.0001

par value,
50,000,000

shares authorized at December 31, 2022 and 2021
—
—
Stockholders’ equity:
Class A common stock, $
0.0001

par value;
1,000,000,000

shares authorized,
112,182,750

and
111,518,094

shares issued and
outstanding at December 31, 2022 and 2021, respectively
278
278
Class B common stock, $
0.0001

par value;
100,000,000

shares authorized,
13,874,132

and
13,874,132

shares issued and
outstanding at December 31, 2022 and 2021, respectively
—
—
Additional paid-in capital
366,799
357,822
Accumulated other comprehensive income (loss)
(197)
—
Accumulated deficit
(304,703)
(229,481)
Total stockholders’ equity
62,177
128,619
Total liabilities and stockholders’ equity $
106,399
$
166,673
The accompanying notes are an integral part

of the consolidated financial statements.

VAXXINITY,

INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
(in thousands, except share and per share amounts)
Years

Ended December 31,
2022 2021
Revenue $
—
$
66
Cost of revenue
—
1,937
Gross (loss) profit

—
(1,871)
Operating expenses:
Research and development
47,627
71,379
General and administrative
28,352
51,825
Total operating expenses
75,979
123,204
Loss from operations

(75,979)
(125,075)
Other (income) expense:
Interest and other expense
514
840
Interest and other income
(1,259)
(9)
Change in fair value of convertible notes
—
2,667
Change in fair value of simple agreement for future equity
—
8,365
Change in fair value of warrant liability
—
214
(Gain) loss on foreign currency translation, net
(12)
23
Other (income) expense
(757)
12,100
Loss before income taxes
(75,222)
(137,175)
Provision for income taxes
—
—
Net loss $
(75,222)
$
(137,175)
Net loss per share, basic and diluted $
(0.60)
$
(1.79)
Weighted average

common shares outstanding, basic and diluted

125,939,050
76,586,842
Other comprehensive loss:
Unrealized loss (gain) on investments
197
—
Other comprehensive loss $
197
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

VA
XXINITY,

INC.
CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
Stockholders’ Deficit
Common Stock Common Stock-Class A Common Stock-Class B Treasury Stock
Shares Amount Shares Amount Shares Amount Shares Amount
Additional Paid-
in Capital
Accumulated
Other
Comprehensive
Loss
Accumulated
Deficit
Stockholders’
Equity (Deficit)
Balance at December 31, 2020 — $ —
60,360,523
$
272
10,999,149
$ —
(3,169,093)
$
(23)
$
4,682
$ — $
(92,306)
$
(87,375)
Issuance of common stock upon exercise of stock options — —
186,202
— — — — —
170
— —
170
Vesting of restricted stock — —
15,405
— — — — — — — — —
Reclassification of Class A common stock to Class B common stock — —
(2,874,983)
—
2,874,983
— — — — — — —
Issuance of common stock upon stock grant — —
485,836
— — — — —
103
— —
103
Retirement of treasury stock upon reorganization — —
(3,169,093)
— — —
3,169,093
23
(23)
— — —
Proceeds from initial public offering, net of offering expenses of $
13913
— —
6,537,711
1
— — — —
71,076
— —
71,077
Exercise of warrants concurrently with initial public offering — —
112,373
— — — — —
177
— —
177
Conversion of Series A and Series B to Class A common stock concurrently with initial public offering — —
49,864,120
5
— — — —
251,225
— —
251,230
Stock-based compensation expense — — — — — — — —
30,412
— —
30,412
Net loss — — — — — — — — — —
(137,175)
(137,175)
Balance at December 31, 2021 — $ —
111,518,094
$
278
13,874,132
$ —
—
$
—
$
357,822
$
—
$
(229,481)
$ 128,619
Issuance of common stock upon exercise of stock options — —
664,656
— — — — —
263
— —
263
Stock-based compensation expense — — — — — — — —
8,714
— —
8,714
Unrealized loss on investments — — — — — — — — —
(197)
—
(197)
Net loss — — — — — — — — — —
(75,222)
(75,222)
Balance at December 31, 2022 — $ —
112,182,750
$
278
13,874,132
$ — — $ — $
366,799
$
(197)
$
(304,703)
$
62,177
The accompanying notes are an integral part

of the consolidated financial statements.

VAXXINITY,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in thousands)
Years Ended December 31,
2022 2021
Cash flows from operating activities:
Net loss $
(75,222)
$
(137,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense
1,684
1,102
Amortization of debt issuance costs
53
261
Amortization of discount on short-term investments
(1,022)
—
Stock-based compensation expense
8,714
30,412
Non-cash consulting expense
—
280
Non-cash loss on disposal
43
Change in fair value of convertible notes
—
2,667
Change in fair value of warrant liability
—
214
Change in fair value of simple agreement for future equity
—
8,365
Change in operating assets and liabilities:
Accounts receivable
—
26
Amounts due from related parties
(21)
(31)
Prepaid expenses and other current assets
3,300
(4,704)
Deferred offering costs
—
2,254
Accounts payable
2,103
2,174
Amounts due to related parties
(2,410)
11,402
Accrued expenses and other current liabilities
6,851
1,775
Other long-term liabilities
(1)
(12)

Net cash used in operating activities
(55,928)
(80,990)
Cash flows from investing activities:
Purchase of short-term investments
(107,526)
—
Redemption of short-term investments
55,000
—
Purchase of property and equipment
(1,866)
(1,318)

Net cash used in investing activities
(54,392)
(1,318)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering expenses of $
13,913
—
71,077
Proceeds from issuance of convertible note payable
—
2,000
Repayment of convertible notes payable
—
(2,000)
Repayment of notes payable
(430)
(414)
Repayment of note payable with related party
—
(100)
Proceeds from issuance of Series B convertible preferred stock,

net of issuance costs
—
122,791
Proceeds from issuance of simple agreement for future equity
—
2,900

Repayment of Paycheck Protection Program
—
(257)

Proceeds from exercise of stock options
263
170

Net cash (used in) provided by financing activities
$
(167)
$
196,167
Change in cash, cash equivalents and restricted cash
(110,487)
113,859
Cash, cash equivalents and restricted cash at beginning of period
145,057
31,198
Cash, cash equivalents and restricted cash at end of period
34,570
145,057
Supplemental Disclosure
Cash paid for interest $
367
$
581
Noncash Financing Activities
Conversion of amounts due to related party into note payable $
4,225
$
—
Conversion of Series A and Series B to Class A common

stock concurrently with initial public offering
$
—
$
251,230
Exchange of Series Seed, Series Seed-1, Series Seed-2, Series

A-1 and Series A-2 for Series A
$
—
$
62,475
Conversion of simple agreement for future equity into Series A preferred stock
$
—
$
35,600
Conversion of convertible notes into Series A preferred stock $
—
$
27,545
Conversion of notes payable with related party to Series A

convertible preferred
$
—
$
2,205
Conversion of warrant liability into Series A preferred stock $
—
$
614
Cashless exercise of warrant into Class A common stock

concurrently with initial public offering
$
—
$
177
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

developed
by

UBI

and

subsequently

refined

over

the

last

two

decades.

The

Company

is

engaged

in

the

development

of

rationally

designed
prophylactic and therapeutic vaccines to combat common chronic diseases with large global unmet medical need. The Company is also
developing a heterologous booster

vaccine for SARS-Cov-2.

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

of stock in

Vaxxinity,

(ii) the outstanding
options to

purchase shares

of UNS and

COVAXX

common stock

were terminated

and substituted

with options

to purchase

shares of
common stock in Vaxxinity,

(iii) the outstanding warrant to purchase shares of COVAXX

common stock was cancelled and exchanged
for a warrant to acquire common stock in Vaxxinity

and (iv) each outstanding Reorganization Convertible Note (as defined below) was contributed to Vaxxinity

and the holders of such notes received Series A preferred stock in Vaxxini

ty. In particular:
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
Liquidity
As of

December 31, 2022,

the Company

had $
87.9

million of

highly liquid

assets to fund

operations, including

$
33.5

million of

cash
and

cash

equivalents,

$
53.4

million

of

short-term

investments,

and

a

$
1.1

million

restricted

cash

balance

of

which

$
1.0

million

is
restricted for the reimbursement of

certain research and development expenses

related to our UB-612 COVID-19

vaccine program. To
date, the Company has primarily financed its operations through the sale of convertible preferred stock and common stock, borrowings under promissory

notes (including

Convertible Notes),

a portion of

which has been

raised from

related party entities,

and grants

from
foundations

such

as

the

Coalition

of

Epidemic

Preparedness

Innovations

(CEPI)

and

the

Michael

J.

Fox

Foundation

(MJFF).

The
Company has experienced

significant negative cash flows

from operations since inception,

and incurred a net

loss of $
75.2

million for
the year ended

December 31, 2022. Net

cash used in

operating activities

for the year

ended December 31, 2022

was $
55.9

million. In
addition, as of

December 31, 2022, the

Company has an

accumulated deficit of

$
304.7

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
Unless and

until the

Company is

able to

obtain regulatory

approval for,

and generate

significant revenues

from commercialization

of
our product candidates, the

Company will need to seek

additional capital in order

to continue to fund future

research and development
activities.

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
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

115
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared

the outbreak of a COVID-19 pandemic. The COVID-19 pandemic is evolving, and to date, has led to

the implementation of various responses, including government-imposed quarantines, travel restrictions and other
public health safety measures.
While the

pandemic

has significantly

subsided since

2020, the

Company

continues to

monitor how

COVID-19 outbreaks

associated
with new variants impact all aspects of its business, including our operations and the operations of its customers, suppliers, vendors and business partners.

The extent

to which

COVID-19 impacts

the Company’s

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

the
Company

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

prepaid

expense
recognition, income tax valuation

allowance and the accruals of research

and development expenses. The Company

bases its estimates
on historical

experience, known

trends and

other market-specific

or other

relevant factors

that it

believes to

be reasonable

under the
circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in facts and circumstances. Actual results may differ materially from those estimates or assumptions.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

116
Related party transactions
The

Company

has

a

policy

governing

related

party

transactions

that

defines

related

parties,

and

assigns

oversight

responsibility

for
related party transactions to the Company's Audit

Committee. The Audit Committee reviews in advance

related party transactions, and
considers

multiple

factors,

including

the proposed

aggregate value

of the

transaction,

or,

in the

case of

indebtedness,

the amount

of
principal that would

be involved, the

benefits to the

Company of the

proposed transaction, the

availability of other

sources of comparable
products or services, and an assessment of whether the proposed transaction is on terms that are comparable to the terms available to or from, as the case may be, unrelated third parties. Under

the policy, related party transactions

are approved only if the Audit Committee
determines in good faith that the transaction is not inconsistent with the interests of the Company and its shareholders.
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
Restricted cash
As of

December

31, 2022

and 2021

a deposit

of $
1.1

million

and $
0.2

million, respectively,

was restricted

from withdrawal.

These
restrictions related to cash payments received in advance under the CEPI Funding Agreement and securing credit card obligations as of
December 31, 2022 and securing credit card obligations as of December 31, 2021. These balances are included in restricted cash on the accompanying consolidated balance sheets.
Short Term

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

income (expense) on the

accompanying
consolidated statements of operations.
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

more likely than not

be forced to sell

the security before recovering its

cost, or (iii) does

not expect to recover
the security’s amortized cost basis.

If the decline

in fair value

is considered other than

temporary, the cost basis of

the security is adjusted
to its fair market value

and the

realized loss is reported

in earnings. Subsequent increases or

decreases in fair value are

reported within
equity as accumulated other comprehensive income on the accompanying consolidated statement of stockholder’s equity (deficit).
The Company did
no
t record any such impairments during the year ended December 31, 2022 and 2021.
Concentration of credit risk
Financial instruments that potentially

expose the Company

to concentrations of

credit risk consist

primarily of cash

and cash equivalents.
Cash equivalents

are occasionally

invested in

money market

accounts.

The Company

maintains each

of its

cash balances

with high-
quality and accredited financial institutions and accordingly, such funds are not exposed to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company maintains a portion of its cash and cash

equivalent balances in the
form of a money market account with a financial institution that management believes to be creditworthy.

The Company is dependent on contract manufacturers, several of whom are considered to be related parties, for manufacturing, quality control, testing, validation and supply services, including production, research and development and clinical activities. The Company’s
future revenue as well as research and development programs could be adversely affected by a significant supply interruption by one or more of its contract manufacturers.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

117
Leases
At

inception

of

a

contract,

the

Company

determines

whether

an

arrangement

is

or

contains

a

lease.

For

all

leases,

the

Company
determines the classification as either operating leases or financing leases. Operating leases are included in Operating lease right-of-use assets and Operating lease liabilities in our consolidated balance sheets.
Lease recognition occurs

at the commencement date

and lease liability amounts

are based on the present

value of lease payments

over
the lease term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that

option. If

a lease

does not

provide information

to determine

an implicit

interest rate,

the Company

uses its

incremental
borrowing rate in determining the

present value of lease payments. Right-of-use

(ROU) assets represent the Company’s

right to use an
underlying asset

for the

lease term,

and lease

liabilities represent

the Company’s

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

practical

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
The estimated useful life of property and equipment is as follows:
Estimated

Useful

Life
Airplane
15 years
Facilities
5 years
Furniture and fixtures
5 years
Vehicles
5 years
Laboratory and computer equipment
3 years
Software
3 years
Leasehold improvements
Shorter of the useful life of improvement or the remaining lease term
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain

or loss is

included in gain

or loss

from operations.

Expenditures for

repairs and

maintenance are

charged to

expense as
incurred
.
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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

118
deferred offering

costs are

expensed immediately

as a

charge to

operating expenses

in the

accompanying

consolidated statements

of
operations.

Fair value measurements
Certain assets and

liabilities are carried

at fair value

under U.S. GAAP. Fair value is

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
On March 2, 2021, each convertible note that was outstanding was exchanged for shares of Series A preferred stock (see Note 9).
Debt issuance costs
The Company

records debt

issuance costs

as a

reduction to

the carrying

value of

the debt.

The debt

discounts are

amortized over

the
term of the debt using the effective interest method

and recognized as interest expense in the accompanying consolidated statements

of
operations.
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

12).
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

Note 11).

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

119
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
Coalition for Epidemic Preparedness (“CEPI”) grant
In April

2022, the

Company entered

into an

agreement with

the Coalition

for Epidemic

Preparedness Innovations

(“CEPI”) whereby
CEPI has

agreed to

provide

funding of

up to

$
9.3

million to

co-fund a

Phase 3

clinical trial

of Vaxxinity’s

next generation

UB-612
COVID-19 vaccine candidate

as a heterologous

– or ‘mix-and-match’

– booster dose. The

Phase 3 trial, which

began in early

2022, is
evaluating the

ability of

UB-612 to

boost COVID-19

immunity against

the original

strain and

multiple variants

of concern

including
Omicron - in people aged 16 years or older, who

have been previously immunized with an authorized COVID-19 vaccine.
Cash payments received in advance under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. As funds are received they are included within restricted cash offset by a corresponding short-term
accrued

liability.

The Company

recognizes

payments

from CEPI

as a

reduction

of research

and development

expenses,

in

the same
period as the expenses that the grant is intended to reimburse are incurred.
Taiwan

Centers for Disease Control grant
United

Biomedical,

Inc.,

Asia

(“UBI-Asia”),

a

related

party

through

common

ownership

which

is

responsible

for

applying

for

and
managing

grants

on

the

Company’s

behalf,

was

awarded

a

grant

by

the

Taiwan

Centers

for

Disease

Control

(“Taiwan

CDC”)

for
COVID-19 vaccine development. UBI-Asia contracted with the Company to conduct a two-phase clinical trial of a COVID-19 vaccine
candidate in Taiwan.

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
The Company has entered into various research, development and manufacturing contracts, some of which are with related parties (see
Note 19).

These agreements

are generally

cancelable by

either party,

and related payments

are recorded

as research

and development

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

120
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

liquidity event, such as an IPO

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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

121
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

may be recognized is

the largest amount that

has a greater than

50% likelihood of being realized

upon ultimate
settlement. To

the extent the

Company determines

that such tax

positions will not

be sustained,

the provision

for income taxes

would
include

the effects

of any

resulting income

tax reserves,

or unrecognized

tax benefits,

that are

considered

appropriate as

well as

the
related net interest and penalties.
Net loss per share
Basic earnings

per common

share is

computed by

dividing net

income

(loss) by

the weighted-average

number of

shares of

common
stock outstanding

during the

period. Diluted

earnings per

common share

is computed

by dividing

net income

(loss) by

the weighted-
average number of

shares of common

stock outstanding during

the period, plus

the potential dilutive

effect of other

securities if those
securities were converted or exercised. During periods in which the Company incurs net losses, both basic and diluted loss per common share

is

calculated

by

dividing

the

net

loss

by

the

weighted-average

shares

of

common

stock

outstanding

and

potentially

dilutive
securities

are

excluded

from

the

calculation

because

their

effect

would

be

antidilutive.

For

purpose

of

this

calculation,

outstanding
options, unvested restricted stock and convertible preferred stock are considered potential dilutive common stock and

are excluded from
the computation of net loss per share if their effect is anti-dilutive.
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

Reclassifications
The Company reclassified certain prepaid expenses from prepaid materials and supplies to clinical prepayments within the consolidated
balance

sheet

to provide

more current

information

on

the components

of

this account.

Prior

year

amounts

have

been

reclassified

to
conform to

the current year

presentation.

Additionally,

certain expenses were

reclassified between the

research and development

and
general and administrative expenses within the consolidated statements of operations. These changes have no impact on our previously reported consolidated net loss, financial position or net increase in cash, cash equivalents, and restricted cash.

Prior year amounts were
not reclassified to conform to the current year presentation in the consolidated statements of operations.
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

2018-
11provided

an

alternative

method

in

addition

to

the

modified

retrospective

transition

method

for

ASU

No.

2016-02,

Leases:
Amendments

to the

FASB

Accounting

Standards Codification

(“ASU 2016-02”),

issued in

February 2016.

Under ASU

2018-11,

an

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

122
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

Results for reporting

period beginning after

January 1, 2022

are presented under

the new standard,

while prior period

amounts are not
adjusted

and

continue

to

be

reported

under

the

accounting

standards

in

effect

for

the

prior

period.

Upon

adoption

of the

new

lease
standard, on January 1, 2022, the Company did not enter into any leases subject to ASC 842 and did not capitalize a ROU asset or lease liability.
3. Short Term

Investments
As of December 31, 2022, the Company’s

short-term investments consist of the following (in thousands):
As of December 31, 2022
Amortized Cost
Unrealized
Gains (Losses),
Net Recorded Basis
U.S. Treasury Securities $
53,549
$
(197)
$
53,352
Total $
53,549
$
(197)
$
53,352
4. Fair Value

Measurements
The Company's money

market accounts and

short-term investments are

shown at fair

value based on

unadjusted quoted market

prices
in active markets for identical assets.
The value for the Convertible

Notes, SAFE and warrant

liability balances during 2021

were based on significant inputs

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
December 31, 2022 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments $
53,352
$
—
$
—
$
53,352
Money market account
27,724
—
—
27,724
Total assets $
81,076
$
—
$
—
$
81,076
December 31, 2021 Level 1 Level 2 Level 3 Total
Assets:
Money market account $
139,794
$
—
$
—
$
139,794
Total assets $
139,794
$
—
$
—
$
139,794

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

123
During the years ended December 31, 2022 and 2021, there were no

transfers between Level 1, Level 2 and Level 3.

Convertible Notes
During

the

year

ended

December 31,

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
Balance at December 31, 2020 $
24,680
Issuance of convertible notes
2,000
Repayments
(2,000)
Change in fair value
2,667
Amortization of issuance costs
217
Accrued interest

168
Interest paid
(187)
Conversion to Series A preferred stock
(27,545)
Balance at December 31, 2021 $
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

year ended

December 31, 2021,

the Company

executed SAFE

arrangements.

The fair

value of

the SAFEs

on the

date of
issuance was

determined to equal

the proceeds received

by the

Company. The value of

the SAFEs

on the date

of conversion into

preferred
stock was determined

to be equal

to the fair

value of the

preferred stock issued,

or $
35.6

million during

the year ended

December 31,
2021.

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
Balance at December 31, 2021 $
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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

124
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
Balance at December 31, 2021 $
—
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):
December 31,
2022 2021
Clinical prepayments $
2,679
$
612
Prepaid insurance
1,870
3,510
Prepaid materials and supplies
248
3,517
Deposits
232
869
Other
522
343
$
5,551
$
8,851
Clinical

prepayments

consisted

of

amounts

paid

in

advance

to

clinical

research

organizations

(“CROs”)

for

expenses

related

to

our
clinical trials, primarily UB-612,

and included $
1.9

million on deposit as of

December 31, 2022 that will

be credited against final

UB-
612 trial expenses. The remaining clinical prepayment amounts are amortized to expense as earned by the CRO and clinical trial sites.

Prepaid

insurance

consisted

primarily

of

$
1.6

million

and $
3.3

million

for

the

unamortized

portion

of

the

Company’s

annual

D&O
insurance fee as of December 31, 2022 and 2021, respectively.

Prepaid materials and

supplies consisted of

amounts paid in advance

related to the procurement

and/or production of

materials for use
in the Company’s clinical trials, primarily UB-612. Amounts held by related parties totaled $
0.2

million at December 31, 2022 and $
3.5
million at December 31, 2021.

Deposits consist of amounts

held by the Company’s aircraft management

company and the leaseholder

for the Florida lab. Other

prepaid
expenses and current

assets consist of

various sales tax

credits and receivables

totaling $
0.3

million and $
0.3

million, as of

December
31, 2022 and 2021, respectively and other prepaid expenses incurred in the normal course of business.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

125
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):
December 31,
2022 2021
Airplane $
11,983
$
11,983
Laboratory and computer equipment
3,146
1,831
Leasehold improvements
403
—
Software
415
168
Facilities, furniture and fixtures
37
85
Vehicles
87
87
Construction in progress
65
199
Total property

and equipment
16,136
14,353
Less: accumulated depreciation
(3,624)
(1,981)
Property and equipment, net $
12,512
$
12,372
Depreciation expense for the years ended December 31, 2022 and 2021 was $
1.7

million and $
1.1

million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):
December 31,
2022 2021
Accrued external research and development $
6,904
$
1,501
Accrued bonuses
2,568
2,294
Accrued professional fees and other
1,722
692
Accrued interest
176
32
$
11,370
$
4,519
8. Other Long-Term

Liabilities
Other long-term liabilities consisted of the following (in thousands):
December 31,
2022 2021
Accrued tax provision $
236
$
236
Accrued rent
—
1
$
236
$
237
As of

December 31, 2022

and 2021, approximately

$
0.2

million of

the accrued tax

provision relates

to penalties and

interest the

Company
may be subject to paying for late filing fees related to a foreign subsidiary. The

Company expects these amounts to be forgiven

but has
accrued for them until the statute of limitations expires and it is appropriate to write them off.
9. Convertible Notes Payable
Beginning in April 2018, the Company issued several Convertible Notes, some of which were issued to related parties. The Convertible
Notes bore

simple interest

at annual

rates ranging

from
4.8
% to
6
%. All

unpaid principal,

together with

the accrued

interest thereon,
were payable

upon an

event of

default

or upon

maturity,

which

ranged

from one

to three

years.

The Convertible

Notes contained

a
number of provisions addressing automatic and optional conversion,

events of default, and prepayment provisions.
The Company

accounted for

the Convertible

Notes at

fair value,

in accordance

with ASC

480, with

any changes

in fair

value being
included in other (income)

expense, net in the accompanying statements of operations.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

126
In

accordance

with

the

Contribution

and

Exchange

Agreement,

on

March

2,

2021

each

Reorganization

Convertible

Note

that

was
outstanding was

exchanged for

shares of

Series A

preferred stock,

as set forth

in the

applicable Convertible

Note agreements

and the
Contribution and Exchange Agreement.

During the year ended

December 31, 2021, the Company

recognized interest expense of

$
0.2

million related to the

Convertible Notes.
In

addition,

during

the

year

ended

December 31,

2021,

the

Company

recognized

a

change

in

fair

value

of

$
2.7

million

in

the
accompanying consolidated statements of operations related to the Convertible

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
10. Notes Payable
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

the year

ended December

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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

127
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

The carrying value of the 2025 Note is as follows (in thousands):

December 31,
2022 2021
Principal $
10,455
$
10,883
Unamortized debt issuance cost
(131)
(184)
Carrying amount
10,324
10,699
Less: current portion
(391)
(376)
Note payable, net of current portion and debt issuance cost $
9,933
$
10,323
As of December 31, 2022, the remaining principal payments for the 2025 Note, are as follows (in thousands
):

Amount
2023 $
444
2024
458
2025
9,553
$
10,455
Interest expense

associated with

the 2025

Note was

$
0.4

million and

$
0.4

million for

the years

ended December

31, 2022

and 2021,
respectively. As of December 31, 2022,

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
Promissory Note with Related Party
In October 2022, the Company entered into a related party unsecured promissory note (the “2022 Promissory Note”) with UBI for $
4.2
million. The

2022 Promissory

Note accrues

interest at
7.0
% per

annum and

is due
October 1, 2026
. The

2022 Promissory

Note was
issued

to

satisfy

accounts

payable

to

UBI totaling

$
4.2

million.

As of

December 31,

2022 the

outstanding

principal

under

the 2022
Promissory Note was

$
4.2

million. During the

year ended December 31,

2022 the Company

incurred less than

$
0.1

million in interest
expense and
no

interest was paid related to the Promissory Note.
The carrying value of the 2022 Promissory Note is as follows (in thousands):

December 31,
2022
Principal $
4,225
Less: current portion
(1,113)
Note payable, net of current portion $
3,112

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

128
As of December 31, 2022, the remaining principal payments for the 2022 Promissory Note, are as follows (in thousands):
Amount
2023 $
1,113
2024
1,029
2025
1,103
2026
980
$
4,225
11.

Convertible Preferred Stock
In connection with

the Reorganization, each

UNS convertible preferred share

was exchanged for
0.2191

shares of Vaxxinity

preferred
stock and

each share of

COVAXX

convertible preferred

stock was exchanged

for
3.4233

shares of Vaxxinity

preferred stock.

During
the first

and second

quarters of

2021, the

Company raised

gross proceeds

of $
122.8

million in

connection with

its Series

B preferred
stock financing. The

Company issued a total

of
15,365,574

shares at a price

of $
8.00

per share. All shares

of the Company’s

Series B
preferred stock converted

into shares

of the Company’s Class

A common stock

concurrently with

the closing

of the

initial public offering.

As of

December 31, 2022

and 2021,

Vaxxinity’s

Amended and

Restated Certificate

of Incorporation

authorized
50,000,000

shares of
preferred stock with a par value of $
0.0001

per share. There were
no

shares of preferred stock outstanding as of December 31, 2022 and
2021.
The table

below details

the Company's Class

A common

stock which

was issued upon

conversion of

Series A

and Series B

preferred
stock concurrently

with the closing

of the IPO

in November 2021.

The common stock

issued upon conversion

reflects the application
of the stock split described in Note 1.
As of December 31, 2021 Issuance Dates
Shares Issued and
Outstanding Prior to IPO
Class A Common Stock
Issued
Upon IPO Conversion
Series A preferred stock March 2021
62,223,095
39,989,083
Series B preferred stock March 2021
5,441,863
3,497,338
Series B preferred stock June 2021
9,923,711
6,377,699
77,588,669
49,864,120
12. Simple Agreement for Future Equity—SAFE
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
2.3241

per share in August 2020.
The Company determined the fair value of the SAFE 2 investment on the date of conversion and recognized the difference between the fair value on the date of conversion and the initial fair value of SAFE 2 investment in the consolidated statements of operations.

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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

129
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

preferred stock.
The

SAFEs

were

converted

into

shares

of

the

Company’s

Series

A

preferred

stock

pursuant

to

the

Contribution

and

Exchange
Agreement. Prior to

the Reorganization, all

the holders of outstanding

COVAXX

SAFEs agreed to

convert such SAFEs into

shares of
Series

A-3

preferred

stock of

COVAXX,

which

shares

were then

exchanged

for

shares of

the Company’s

Series

A preferred

stock,
which were converted into Series A Common Stock in connection with the Company’s

IPO.
13. Common Stock
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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

130
December 31,
2022 2021
Options and RSU issued and outstanding
20,716,760
21,387,909
Options available for future grants
6,064,003
7,209,538
Warrants issued and

outstanding
1,928,020
1,928,020
28,708,783
30,525,467
14. Equity Incentive Plan
Stock Options
In March

2021, the

Company replaced

the 2017

and 2020

Stock Option

and Grant

Plans with

the 2021

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
2021 Plan. The following is a summary of certain terms and conditions of the

New 2021 Plan.
At its

inception in

November 2021,

the maximum

number of

shares of

common stock

that could

be issued

under the

New 2021

Plan
was
8,700,000

shares of Class A equity. This number

increases automatically on January 1 of each year,

commencing January 1, 2023,
by the

number of

shares equal

to the

lesser of

(i)
4
% of

the outstanding

shares of

the Company’s

common stock

on the

immediately
preceding December 31, (ii) the number of shares determined by the Compensation Committee,

if any such determination is made, and
(iii)

the

number

of

shares

underlying

any

awards

granted

during

the

preceding

calendar

year,

net

of

the

shares

underlying

awards
canceled or forfeited under the New 2021

Plan. On January 1, 2023, in accordance with

the automatic “evergreen” provision of the New
2021 Plan, the maximum number of shares that can be issued under the plan was increased to
11,886,306
.
As of December 31,

2022,
6,064,003

shares were available

for future grant.

Shares issued under

the New 2021

Plan that are forfeited,
canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock, withheld to cover the exercise price or tax
withholdings, or

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

As

of

December 31,

2022

there

were

options

to

purchase
14,054,305

shares

of

Class

A

common

stock

outstanding

and

options

to
purchase
6,362,455

shares of Class

B common stock

outstanding, of which
9,830,751

Class A and
4,968,437

Class B

shares, respectively
were exercisable.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

131
Stock Option Activity
The following table summarizes stock option activity for the year ended

December 31, 2022:

Number of Stock
Options
Outstanding
Weighted Price
Per Share
Weighted
Contractual
Term

(years)
Aggregate
Intrinsic Value
(in thousands)
Balance at December 31, 2021
21,387,909
$
5.25
7.4
$
49,684
Granted
1,387,221
2.96
Exercised
(1,066,586)
(3.26)
Forfeited
(1,291,784)
(7.14)
Balance at December 31, 2022
20,416,760
$
5.07
6.8
$
7,166
Options vested and exercisable at December 31, 2022
14,799,188
$
4.62
6.5
$
6,923
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock.
The intrinsic

value of

options exercised

during each

of the

years ended

December 31,

2022 and

2021 was

$
4.5

million and

less than
$
0.1

million, respectively.
The weighted-average grant-date fair value per share of options granted during the years ended December 31,

2022 and 2021 was $
2.21
and $
4.21
, respectively.
The

total

fair

value

of

options

vested

during

the

years

ended

December

31,

2022

and

2021

was

$
8.8

million

and

$
24.5

million,
respectively.
Valuation

of Stock Options Granted that Contain Service Conditions Only

The fair

value of

each option

award granted

with service-based

vesting is

estimated on

the date

of the

grant using

the Black-Scholes
option valuation

model based on

the assumptions

noted in

the table below

for those

options granted

in the years

ended December

31,
2022 and 2021:
December 31,
2022 2021
Risk-free interest rate
1.46
% -
4.22
%
0.59
% -
1.35
%
Expected term (in years)
5.5

-
6.1
5.0

-
6.3
Expected volatility
90.01
% -
97.82
%
71.6
% -
93.4
%
Expected dividend yield
0.00
%
0.00
%
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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

132
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
above a specified

threshold. During the

year ended December 31,

2021, stock options

for an

aggregate of
5,439,700

of the total
6,799,625
shares containing

performance- and

market-based vesting

conditions were

vested following

the satisfaction

of the

performance-based
condition achieved through

the Company’s

completion of its IPO.

As of December 31,

2022, the market-based

vesting conditions had
not been achieved.
Restricted Stock
The following table summarizes the Company’s

restricted stock activity for the year ended December 31, 2022:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Per Share
Unvested at December 31, 2021
—
$
—
Issued
300,000
3.76
Unvested at December 31, 2022
300,000
$
3.76
The aggregate fair value

of restricted stock that vested

was less than $
0.1

million for the year ended

December 31, 2021.
No

restricted
stock vested during the year ended December 31, 2022.
Stock-Based Compensation Expense
The

Company

recorded

stock-based

compensation

expense

in

the

following

expense

categories

in

the

accompanying

consolidated
statements of operations (in thousands):
Years

Ended December 31,
2022 2021
Research and development $
3,276
$
1,343
General and administrative
5,438
29,069
Total stock-based

compensation expense
$
8,714
$
30,412

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

133
As of December 31,

2022, total unrecognized

compensation cost related

to the unvested

stock-based awards was $
16.2

million, which
is expected to be recognized over a weighted average period of
2.7

years.
15. Income Taxes
The sources of losses from

continuing operations, before income taxes, classified between domestic entities and those entities domiciled
outside of the U.S., are as follows (in thousands):
Years

Ended December 31,
Losses before taxes 2022 2021
Domestic entities $
(69,943)
$
(128,538)
Entities outside the U.S.
(5,477)
(8,636)
$
(75,420)
$
(137,174)
Tax

Expense (Benefit)
The components of the provision for income taxes are as follows for the years ended

December 31, 2022 and 2021 (in thousands):
Years

Ended December 31,
2022 2021
Current:
Federal $
—
$
—
State and local
—
—
Foreign
—
—
Total current

tax expense
—
—
Deferred tax (benefit):
Federal
—
—
State and local
—
—
Foreign
—
—
Total deferred tax

(benefit)
—
—
Provision for income taxes $
—
$
—
Tax

Rate Reconciliation
The Company’s effective

tax rate for the years ended December 31, 2022 and 2021 was
0.00
% and
0.00
%, respectively.
A reconciliation of

the provision for

income taxes

at the

statutory rate to

the amount reflected

in the

consolidated statements of

operations
is as follows (in thousands):
Years

Ended December 31,
2022 2021
Income taxes at statutory rate
21.00
%

21.00
%

State income taxes, net of federal benefit
(1.17)
%

0.50
%

Stock compensation
(0.68)
%

(3.65)
%

Foreign rate differential
(0.59)
%

(0.74)
%

Uncertain tax positions
0.0
%

0.0
%

Other
1.41
%

(1.90)
%

Change in valuation allowance
(19.98)
%

(15.21)
%

Provision for income taxes
0.0
%

0.0
%

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

134
Deferred Tax

Assets (Liabilities)

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statements and the income tax basis of assets and
liabilities. In

assessing the

realizability of

deferred tax

assets, the

Company

considers whether

it is

more likely

than not

that certain
deferred tax

assets will

be realized.

The ultimate

realization of

deferred tax

assets is

dependent upon

the generation

of future

taxable
income

in

those

specific

jurisdictions

prior

to

the

dates

on which

such

net

operating

losses expire.

The

Company

maintained

a

full
valuation allowance against

its net deferred

tax assets as of

December 31, 2022 and

2021 because the

Company has determined

that it
is more likely

than not that

these assets will

not be fully

realized based on

a current evaluation

of expected future

taxable income

and
the Company is in a cumulative loss position. The valuation allowance increased by $
15.0

million during the year ended December 31,
2022 and

$
20.9

million during

the year

ended December 31,

2021, primarily

as a

result of

net operating

losses generated

during the
periods. The Company reevaluates the positive and negative evidence at each reporting period.
Significant components of the Company’s

deferred tax assets and liabilities are as follows (in thousands):
As of December 31,
2022 2021
Deferred tax assets:
Net operating loss carryforwards $
39,184
$
32,405
Stock Compensation
2,090
1,735
Section 174 Costs
7,424
—
Other
559
27
Total deferred tax

assets
49,257
34,167
Less: valuation allowance
(49,173)
(34,106)
Net deferred tax assets $
84
$
61
Deferred tax liabilities:
Depreciation $
(84)
$
(61)
Net deferred tax liabilities
(84)
(61)
Net deferred income taxes $
—
$
—
Net Operating Losses
The Company had total net operating loss carryforwards

for U.S. federal income tax purposes of $
165.1

million, and $
134.6

million as
of December 31, 2022 and 2021, respectively, that have no expiration date and foreign net operating loss

carryforwards of $
29.2

million
and $
24.0

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

earlier issued IRS guidance,
contains numerous

provisions that

may benefit

the Company,

including the

deferral of

certain taxes.

The CARES

Act did

not have

a
material impact on the Company’s

tax provision for the years ended December 31, 2022 and 2021.
The Consolidated Appropriations Act, 2021, which was enacted on December

27, 2020, has expanded, extended, and clarified selected
CARES Act provisions,

specifically on Paycheck Protection

Program loan and Employee

Retention Tax

Credit, 100% deductibility

of
business meals as well

as other tax

extenders. The Consolidated

Appropriations Act did

not have a material

impact on the

Company’s
tax provision for the year ended December 31, 2022 and 2021.
The Inflation Reduction Act (IRA) was signed into law on August 16, 2022. The IRA introduces a 15% corporate alternative minimum tax

(CAMT)

for

corporations

whose

average

annual

adjusted

financial

statement

income

(AFSI)

for

any

consecutive

three-tax-year

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

135
period ending after December 31, 2021 and preceding the tax year exceeds $1.0 billion and a 1% excise tax on stock repurchases

made
by publicly traded

U.S. corporations. Since the

Company does not meet

the book income threshold

to be subject to

CAMT,

the excise
tax is not

an ASC 740

tax, they are

not expected to

have any impact.

The other tax

law updates are

not expected

to have any

material
impact to the Company's consolidated financial statements and related disclosures.

The CHIPS

and Science

Act was

signed into

law on

August 9,

2022. The

Act introduces

the advanced

manufacturing investment

tax
credit, a 25% tax credit for investments in semiconductor manufacturing. It also includes incentives for manufacturing semiconductors, as well as specialized tooling equipment required

in the semiconductor manufacturing process. The Company is not currently claiming
any such tax credits, as

such the tax law updates

are not expected to have

any material impact to the

Company's consolidated financial
statements and related disclosures.
Enacted in 2017,

the Tax

Cuts and Jobs Act

(“TCJA”) included significant

changes in tax law

including a change

to Internal Revenue
Code section

174

regarding the

deductibility

of research

and experimentation

expenses (“R&E

expenses”).

The section

174 tax

law
change had a delayed effective date and became effective for the Company in 2022. New section 174 requires that companies capitalize and amortize R&E expenses

performed in the U.S.

over five years and further

provides for a fifteen-year amortization

period for R&E
expenses

incurred

outside

the

U.S.

The

Company

has

factored

any

impact

of

section

174

in

the

Company’s

consolidated

financial
statements and related disclosures.
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
2022 2021
Uncertain tax position liability at the beginning of the year $
652
$
652
Increases (decreases) related to tax positions taken during current period
—
—
Uncertain tax position liability at the end of the year $
652
$
652
The unrecognized tax benefits for U.S. jurisdiction of $
0.7

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

December 31, 2022.

The

Company

is subject

to

U.S. federal

income

tax

as well

as income

tax

of various

foreign

jurisdictions.

Generally,

the

statute

of
limitations for examination

of the Company’s

U.S. federal and

foreign income tax

filings are open

for the years

ending December 31,
2017 and future periods.
16. Net Loss Per Share
The Company’s unvested restricted

common shares have been excluded from the computation of basic net loss per share.

The

Company’s

potentially

dilutive

securities,

which

include

options,

unvested

restricted

stock,

convertible

notes

payable

and
convertible

preferred stock, have been excluded

from the computation of diluted net

loss per share as the effect

would be to reduce the
net loss per share.

Therefore, the weighted average

number of common

shares outstanding used to

calculate both basic and

diluted net
loss per share is the

same. The Company excluded

the following potential common

shares, presented based on

amounts outstanding at
each period end, from the computation of diluted net loss per share for the years ended December 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

136
December 31,
2022 2021
Unvested restricted stock
300,000
-
Options issued and outstanding
20,416,760
21,387,909
Warrants issued and

outstanding
1,928,020
1,928,020
22,644,780
23,315,929
17. Commitments and Contingencies
Contractual Obligations

The Company

enters into

agreements with

contract research

organizations

(“CROs”) to

conduct clinical

trials and

preclinical studies
and contract manufacturing organizations

(“CMOs”) to produce vaccines and other

potential product candidates. Contracts with

CROs
and CMOs are generally cancellable, with notice, at the Company’s option.

As of December 31, 2022, the Company

had remaining prepayments to CROs of

$
2.9

million and remaining prepayments to

CMOs of
less than

$
0.1

million for

activities associated

with the

conduct of

its clinical

trials and

for the

production of

the Company’s

product
candidates.

Michael J. Fox Foundation Grant

On November 3,

2021, the Company

was awarded a

grant from the

Michael J. Fox

Foundation for Parkinson’s

Research (“MJFF”) in
the amount of $
0.8

million to be used

in a project for

the exploration of markers

for target engagement

in individuals immunized

with
UB-312, an

active
a
-Synuclein immunotherapy.

The Company

will oversee

sample management,

sample preparation

(IgG fractions)
and

distribution,

as

well

as

characterize

the

binding

properties

of

the

antibodies

against

pathological

forms

of

aSyn.

As

funding

is
expected to be

utilized over a

two-year period, as

cash is

received, the amount

expected to the

utilized within twelve

months is

recognized
to short-term

restricted cash/deposits,

with a

corresponding short-term

accrued liability,

which is

released as

the related

expenses are
offset. The Company recognizes

payments from MJFF as a

reduction of research and development

expenses, in the same period

as the
expenses that the

grant is

intended to

reimburse are incurred.

The remaining balance

of cash

received is recognized

to long-term

restricted
cash/deposits, with a

corresponding long-term accrued liability. As

of December 31, 2022,

there was
no

balance remaining in

the accrued
liability related to this grant. For

the years ended December 31, 2022 and 2021,

the Company recognized $
0.1

million and less than $
0.1
million, respectively,

as a reduction of research and development expenses for amounts reimbursed through the grant.
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

2022,

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

The Company recognizes payments from

CEPI as a reduction of research

and development
expenses, in the same period as the expenses that the grant is intended to reimburse are incurred. As of December 31, 2022, the balance of the restricted cash and

short-term accrued liability was

$
1.0

million. For the year ended

December 31, 2022, the Company recognized
a reduction of $
7.5

million of research and development expenses.
Lease Agreements

The Company has
two

operating lease agreements for

office and laboratory space.

The Company is

also required to

pay certain operating
costs under its leases.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

137
In August 2022, the Company entered into a lease for
9,839

square feet of lab and office space with Space Florida in

Exploration Park,
Florida commencing August 12,

2022. The lease

has an initial
one-year

term with an

annual lease obligation of

$
0.5

million, after Lessee
credits. Additionally,

the lease requires the Company to provide a security deposit in the amount of less than

$
0.1

million.
In April 2022, the

Company entered into a

facility lease agreement for
4,419

square feet of office

space in New York,

New York.

The
lease commenced in April 2022

and will expire March 2029 with

no option to renew.

This lease and its terms were

reviewed using the
guidance found in ASC 842. Since the lease has a non-cancellable period of one year
, and after the first year both the Company and the
landlord have the

option to early

terminate the lease

for any or

no reason, the

Company has elected

to apply the

short-term expedient,
which does not subject the New York

lease to capitalization.

Rent expense for each

of the years

ended December 31, 2022 and

2021 amounted to

$
0.5

million and less

than $
0.1

million, respectively.

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

the Company.
Indemnification Agreements

In the

ordinary course

of business,

the Company

may provide

indemnification of

varying scope

and terms

to employees,

consultants,
vendors, lessors,

business partners

and other

parties with

respect to

certain matters

including, but

not limited

to, losses

arising out

of
breach of such agreements

or from intellectual property

infringement claims made by

third parties. In addition,

the Company has entered

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

138
into indemnification

agreements with

members of

its board

of directors

and executive

officers that

will require

the Company,

among
other things, to indemnify them

against certain liabilities that may

arise by reason of their status or

service as directors or officers.

The
maximum potential amount

of future payments the

Company could be

required to make under

these indemnification agreements

is, in
many cases, unlimited.

To

date, the Company

has not incurred

any material

costs as a

result of

such indemnification

obligations. The
Company

is

not

aware

of

any

indemnification

arrangements

that

could

have

a

material

effect

on

its

financial

position,

results

of
operations, or cash flows, and it has not accrued any liabilities related to such obligations as of December 31, 2022 or 2021.

Legal Proceedings

From

time

to

time,

the

Company

may

become

involved

in

legal

proceedings

arising

in

the

ordinary

course

of

business.

As

of
December 31, 2022 and 2021, the Company was not a party to any material legal matters or claims.

In December 2022,

the Board became

aware of pending

litigation filed by

the Company’s

CEO against a

significant stockholder,

Ask
America, LLC (“Ask America”).

The CEO filed the lawsuit in Texas in May 2022 regarding an alleged private agreement between the
CEO,

the

Company’s

Chairman,

and

Ask

America,

relating

to

the

potential

purchase

of

stock

by

Ask

America

in

the

Company’s
November 2021

initial public offering,

on behalf of

a former director.

Ask America asserts

that the CEO

and Chairman guaranteed

a
loan

by

Ask

America

to

fund

the

former

director’s

contemplated

purchase.

The

lawsuit

seeks

a

declaration

that

no

enforceable
transaction was

ever completed

or consummated.

Although the

Company is

not a

party to

the litigation,

the Board

formed a

special
committee, comprised

of independent

directors who

are being

advised by

independent legal

counsel, to

conduct an

investigation into
the

circumstances

of

the

litigation

and

the

purported

transaction.

The

investigation

concluded

in

the

first

quarter

of

2023,

and

the
company is

evaluating certain

additional control

measures, including

(i) additional

training for

executives and

directors on

securities
regulations,

(ii)

additional

internal

reporting

requirements

regarding

transactions

between

Company

insiders,

stockholders,

or

other
related

parties,

and

(iii)

retention

of

a

consultant

or

other

advisor

with

public

company

and

capital

markets

experience

to

assist
management in connection with capital markets strategy and activity.

Loss Contingency
In April 2021, the Company engaged United Biopharma, Inc. (UBP) to begin acquiring raw materials for use in the production of
GMP grade recombinant protein for UB-612, our Covid vaccine candidate.

It was anticipated that $
7.2

million in raw materials would
be needed to produce the initial 30kg of protein. An Authorization to Proceed (ATP)

agreement authorized UBP to acquire the first $
3
million of materials using an advance payment from Vaxxinity,

pending execution of a final supply agreement between the parties.
Through August 2021, $
7.2

million of materials were ordered, $
3

million of materials were received by UBP and paid for with the advance payment, and the Company expensed $
1.2

million as these raw materials were used to produce proteins.

During 2022,
Vaxxinity

recognized an additional $
1.8

million in expense related to the materials UBP had taken possession of but had not yet used
in production.
When Vaxxinity

asked to pause further manufacture of protein upon rejection of the EUA by Taiwan in August 2021, UBP requested
that its suppliers cancel the remaining $
4.2

million in orders where it had not taken possession of the materials. In the fourth quarter of
2022, the Company learned that most of the suppliers refused to cancel the orders, although some agreed to seek other buyers for the materials. For these orders, management has not yet concluded that a loss for Vaxxinity

for this entire amount is probable, since they
were not originally authorized by the ATP,

and UBP’s suppliers may be able to dispose

of some amount to other buyers. Hence, an
expense has not been recognized for them.
18. Benefit Plans
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
5
% of each participant’s annual

salary. During the
years ended December 31, 2022 and 2021, the Company contributed less than $
0.1

million per year to the PRSA accounts.
19. Related Party Transactions
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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

139
assessment of

whether the

proposed transaction

is on terms

that are comparable

to the terms

available to

or from, as

the case may

be,
unrelated third parties.

Under the policy,

related party transactions

are approved only

if the Audit Committee

determines in good

faith
that the transaction is not inconsistent with the interests of the Company and its shareholders.
The Company has related party arrangements with UBI

and a number of its

affiliated companies listed namely, United Biomedical, Inc.,
Asia (“UBI-Asia”), UBI Pharma, Inc. (“UBI-P”), United BioPharma,

Inc (“UBP”) and UBI IP Holding (“UBI-IP”).
As of December 31, 2022 UBI and its affiliated companies

owned
44
% of the Company’s stock. The majority

of the voting interests in
both UBI and the Company were held by a group of immediate family members

,

and as such the entities are under common control.
These related parties are governed by various Master Services Agreement

s

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

UBP provides contract

development and
manufacturing services to the Company.
Total

amounts

due

to

related

parties

were

$
12.8

million

and

$
19.4

million

as

of

December 31,

2022

and

2021,

respectively.

Total
amounts due

from related

parties were

$
0.4

million and

$
0.4

million as

of December 31,

2022 and

2021, respectively.

Total

service
fees incurred were $
4.2

million and $
35.4

million for the years ended December 31, 2022 and 2021, respectively.

Taiwan

Centers for Disease Control Grant (“Taiwan

CDC”)

UBI-Asia, which is responsible for applying for and managing grants on our behalf under the

COVID-19 program, was awarded a grant
by the Taiwan CDC for COVID-19 vaccine development. The Company contracted with UBI-Asia to conduct a two-phase clinical trial of a COVID-19 vaccine candidate in Taiwan,

which was completed in 2021. Costs that were incurred to complete the two phases of the clinical trial were reimbursed based on the achievement of certain milestones as provided in the agreement.
Total related party operating

activity, including the activity described

above is as follows (in thousands):
December 31,
2022 2021
Consolidated balance sheet
Assets
Prepaid expenses and other current assets $
237
$
3,517
Property and equipment, net
—
337
Amounts due from related parties
414
393
Liabilities
Accrued expenses
—
—
Amounts due to related parties
12,772
19,407
Current portion of note payable
1,113
—
Note payable
3,112
—
Accrued interest payable $
73
$
—

VAXXINITY,

INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

140
Years

Ended December 31,
2022 2021
Consolidated statements of operations
Revenue $
—
$
—
Cost of revenue
—
—
Operating expenses
Research and development
Services provided by related parties
4,172
41,430
Taiwan CDC grant reimbursement

from related party
—
(7,199)
General and administrative
Services provided by related parties
—
1,173
Other (income) expense
Related party interest expense
$

73
$

—
20. Subsequent Events
On March 9, 2023, the Company completed its rolling submission of a conditional authorization application to the UK MHRA for UB-
612 based on the Phase 3 study results.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management,

with the

participation of

our principal

executive officer

and principal

financial officer,

evaluated, as

of and

for the
year ended of the

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

are resource

constraints, and

that management

is required

to apply

judgment in

evaluating the

benefits of

possible controls
and procedures relative to their costs. Based on management’s evaluation our principal executive officer

and principal financial officer
concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Report on Internal Control Over Financial Reporting
The

Company’s

management

is responsible

for

establishing

and

maintaining

adequate

internal

control over

financial

reporting.

The
internal control process has been designed under management’s supervision to provide reasonable assurance regarding the reliability of financial reporting and the

preparation of the

Company’s consolidated financial statements for external

reporting purposes in

accordance
with U.S. GAAP.
Management conducted an

assessment of

the effectiveness of

the Company’s internal control

over financial reporting

as of

December 31,
2022 utilizing

the framework

established in

Internal Control

– Integrated

Framework (2013)

issued by

the Committee

of Sponsoring
Organizations

of

the

Treadway

Commission

(COSO).

Based

on

this

assessment,

management

has

determined

that

the

Company’s
internal control over financial reporting as of December 31, 2022 is effective.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and

fairly reflect,

in reasonable

detail, transactions

and dispositions

of assets;

and provide

reasonable assurances

that: (1)
transactions are

recorded as

necessary to

permit preparation

of financial

statements in

accordance with

U.S. GAAP;

(2) receipts

and
expenditures

are

being

made

only

in

accordance

with

authorizations

of

management

and

the

directors

of

the

Company;

and

(3)
unauthorized acquisition, use,

or disposition of the

Company’s assets

that could have a

material effect on

the Company’s

consolidated
financial statements are prevented or timely detected.
All internal

control systems,

no matter

how well

designed, have

inherent limitations.

Therefore, even

those systems

determined to

be
effective can

provide only

reasonable assurance

with respect

to financial

statement preparation

and presentation.

Also, projections

of
any

evaluation

of effectiveness

to future

periods

are subject

to the

risk that

controls

may

become

inadequate

because of

changes

in
conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth

companies.”
Changes in Internal Control Over Financial Reporting
A material

weakness is

a deficiency,

or combination

of deficiencies,

in internal

control over

financial reporting,

such that

there

is a
reasonable

possibility

that

a material

misstatement

of

a

company’s

annual and

interim

consolidated

financial

statements

will not

be
detected or prevented on a timely basis.
During

2022,

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

Act) during the quarter ended December 31, 2022

that have
materially affected, or are reasonably likely to materially

affect, our internal control over financial reporting.

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

2023

Annual
Meeting of Shareholders. We

currently anticipate that our definitive

proxy statement will be filed with

the SEC not later than 120 days
after December 31, 2022, pursuant to Regulation 14A of the Securities Exchange

Act of 1934, as amended.

PART

IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Documents

filed as part of this Report:
(1)

Financial Statements

.

The following

consolidated

financial statements

and the

notes thereto,

and the

Reports of

Independent
Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this Report:
Audited Consolidated Financial Statements as of and for the years ended

December 31, 2022 and 2021
Report of Independent Registered Public Accounting Firm

(PCAOB ID: 32)
107
Consolidated Balance Sheets
108
Consolidated Statements of Operations
109
Consolidated Statements of Convertible Preferred Stock
110
Consolidated Statements of Stockholders’ Equity (Deficit)
110
Consolidated Statements of Cash Flows
112
Notes to Consolidated Financial Statements
113
(2)

Financial Statement Schedules.
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

10.13

Form of Restricted Stock Award Notice under the 2021 Stock Option and Grant Plan (incorporated by reference to
Exhibit 10.13 of our Registration Statement on Form S-1/A (File No. 333 -260163) filed on November 5, 2021).+

10.14

Form of Notice of Stock Option Award 2021 Omnibus Incentive Compensation Plan (incorporated by reference to
Exhibit 10.14 of our Registration Statement on Form S-1/A (File No. 333 -260163) filed on November 5, 2021).+

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
+

Indicates management contract or compensatory plan, contract or arrangement.
§

Portions of

the exhibit,

marked by

brackets, have

been omitted

because the

omitted information

(i) is not

material and (ii)

is
the type of information that the Company treats as private or confidential.
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
(c) Schedules:
None
Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of

Section 13 or 15(d) of the

Securities Exchange Act of 1934,

the registrant has duly caused

this Annual
Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2023.

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
Pursuant to

the requirements of

the Securities Exchange

Act of 1934,

as amended, this

Annual Report on

Form 10-K has

been signed
below by the following persons and in the capacities indicated on March

27, 2023.
Signature

Capacity in Which Signed
/s/: Mei Mei Hu President, Chief Executive Officer and Director
Mei Mei Hu (Principal executive officer)
/s/: Jason Pesile
Senior Vice President, Finance &

Accounting
Jason Pesile (Principal financial officer and principal accounting officer)
/s/: Louis Reese Executive Chairman
Louis Reese
/s/: George Hornig Director
George Hornig
/s/: Landon Ogilvie Director
Landon Ogilvie
/s/: Gaby Toledano Director
Gaby Toledano
/s/: Peter Diamandis Director
Peter Diamandis
/s/: Katherine Eade Director
Katherine Eade
/s/: Peter Powchik Director
Peter Powchik
/s/: James Smith Director
James Smith