Form 10-Q
period 2023-03-31
Vaxxinity, Inc.
filed 2023-05-09
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2023
-OR-
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number

001-41058
Vaxxinity, Inc.
(Exact name of registrant as specified in its charter)

Delaware
86-2083865
(State or other jurisdiction of

incorporation or organization)
(I.R.S. Employer
Identification No.)
505 Odyssey Way
Merritt Island
,
FL
32953
(Address of principal executive offices) (Zip Code)
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
☐

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).
Yes
☐
No
☒
As of

May 5, 2023, the registrant had
112,665,699
shares of $0.0001 par value Class A common stock

outstanding and
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
•

the prospects

of our

product candidates,

including the

progress, number,

scope, cost,

results

and timing

of data

from
our development activities, preclinical trials

and clinical trials for our product

candidates or programs, such as the target
indication(s) for

development

or

approval,

the

size,

design,

population,

conduct,

cost,

objective

or

endpoints

of

any
clinical trial, or the timing for initiation

or completion of or availability of

results from any clinical trial, for submission,
review or approval of any regulatory filing, or for meeting with regulatory authorities;
•

the potential benefits that may be derived from any of our product candidates;
•

the timing of and our ability to

obtain and maintain regulatory approval for our existing product candidates, any product
candidates

that

we

may

develop,

and

any

related

restrictions,

limitations,

or

warnings

in

the

label

of

any

approved
product candidates;
•

our ability to develop and commercialize

new products and product candidates;
•

our ability to leverage our Vaxxine

Platform;
•

the rate and degree of market acceptance of our

products and product candidates;
•

estimates of our addressable market and

market growth, and expectations about market

trends;
•

our future operations, financial position, revenue,

costs, expenses, uses of cash, capital requirements,

our needs for
additional

financing or

the period

for which

our existing

cash resources

will be

sufficient

to meet

our operating
requirements;
•

our

ability

to comply

with legal

and

regulatory

requirements

relating

to privacy,

tax, anti-corruption

and
other applicable laws;
•

our ability to hire and retain key personnel and to manage

our future growth effectively;
•

our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;
•

competitive companies and technologies

within our industry and our ability to compete;
•

our and our

collaborators’, including

United Biomedical’s

(“UBI”), ability

and willingness to

obtain, maintain,

defend
and enforce our

intellectual property protection

for our proprietary

and collaborative product

candidates, and the

scope
of such protection;
•

the

performance

of

third-party

suppliers

and

manufacturers

and

our

ability

to

find

additional

suppliers

and
manufacturers and obtain alternative sources of raw materials;
•

our ability

and the

potential to

successfully manufacture

our product

candidates for

pre-clinical use,

for clinical

trials
and, if approved, on a larger scale for commercial

use;

•

the

ability

and

willingness

of

our

third-party

collaborators,

including

UBI,

to

continue

research

and

development
activities

relating

to

our

product

candidates

and

our

ability

to

attract

additional

collaborators

with

development,
regulatory and commercialization expertise;
•

general economic, political,

demographic and business conditions

in the United States,

Taiwan

and other jurisdictions
where we conduct business or clinical trials;
•

the potential effects of government

regulation, including regulatory developments

in the United
States and other jurisdictions;
•

ability to obtain additional financing

in future offerings or otherwise;
•

the effects

of the Russia-Ukraine

conflict and

the COVID-19 pandemic

on business operations

and the initiation,
development and operation of our clinical trials, including patient enrollment of our clinical trials; and
•

our strategies, prospects, plans, expectations, forecasts or objectives.
We discuss many

of these and other factors

in greater detail under Item 1A.

“Risk Factors” in our Annual Report on Form 10-K
for the year ended December 31, 2022 filed with

the Securities and Exchange Commission on March

27, 2023. These risk factors
are not

exhaustive. Other

sections of

this report

may include additional

factors which

could adversely

impact our

business and
financial performance.

New risk factors emerge

from time to time,

and it is not

possible to predict

all such risk factors,

nor can
we assess the impact of all

such risk factors on our

business or the extent to which

any factor or combination of factors

may cause
actual results

to differ

materially from

those contained

in any

forward-looking statements.

Forward-looking statements

are not
guarantees of performance. Given these uncertainties, you

should not place undue reliance on these forward-looking

statements,
which speak only as of the date hereof .
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
5

Condensed Consolidated Statements of Operations
6

Condensed Consolidated Statements of Stockholders’ Equity
7

Condensed Consolidated Statements of Cash Flows
8

Notes to Condensed Consolidated Financial Statements
9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
20
Item 3. Quantitative and Qualitative Disclosures About Market Risk
29
Item 4. Controls and Procedures
29
PART II—Other Information
Item 1A. Risk Factors
31
Item 6. Exhibits
31

Signature
32

PART

I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VAXXINITY,

INC.
CONDENSED CONSOLIDATED

BALANCE SHEETS
(in thousands, except share and per share amounts)
March 31, December 31,
2023 2022
(Unaudited)
Assets
Current assets:
Cash and cash equivalents $
22,585
$
33,475
Short-term investments
44,993
53,352
Restricted cash
100
1,095
Amounts due from related parties
518
414
Prepaid expenses and other current assets
5,237
5,551
Total current assets
73,433
93,887
Property and equipment, net
12,098
12,512
Total assets $
85,531
$
106,399
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable $
3,029
$
5,295
Amounts due to related parties
12,706
12,772
Accrued expenses and other current liabilities
9,439
11,370
Note payable, net of debt issuance cost
394
391
Note payable to related party
898
1,113
Total current liabilities
26,467
30,941
Other liabilities
Note payable, net of debt issuance cost, net of current portion
9,832
9,933
Note payable to related party, net of current portion
2,862
3,112
Other long-term liabilities
236
236
Total liabilities
39,398
44,222
Commitments and contingencies (Note 14)
Preferred stock: $
0.0001

par value,
50,000,000

shares authorized at March 31, 2023 and December 31,

2022
—
—
Stockholders’ equity:
Class A common stock, $
0.0001

par value;
1,000,000,000

shares authorized,
112,118,911

and
112,182,750

shares issued and
outstanding at March 31, 2023 and December 31, 2022,

respectively
278
278
Class B common stock, $
0.0001

par value;
100,000,000

shares authorized,
13,874,132

shares issued and outstanding at
March 31, 2023 and December 31, 2022
1
1
Additional paid-in capital
369,026
366,798
Accumulated other comprehensive loss
(49)
(197)
Accumulated deficit
(323,124)
(304,703)
Total stockholders’ equity
46,133
62,177
Total liabilities and stockholders’ equity $
85,531
$
106,399
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)
Three Months Ended March 31,
2023 2022
Operating expenses:
Research and development $
11,424
$
11,478
General and administrative
7,384
6,686
Total operating expenses
18,808
18,164
Loss from operations
(18,808)
(18,164)
Other (income) expense:
Interest and other expense
192
105
Interest and other income
(567)
(5)
(Gain) loss on foreign currency transactions, net
(12)
(1)
Total other (income)

expense, net
(387)
99
Net loss
(18,421)
(18,263)
Net loss per share, basic and diluted
(0.15)
(0.15)
Weighted average

common shares outstanding, basic and diluted
126,061,273
125,709,613
Other comprehensive income:

Unrealized gain on investments
148
—

Other comprehensive income
$
148
$
—
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)
Common Stock-Class A Common Stock-Class B
Shares Amount Shares Amount
Additional Paid-in
Capital
Accumulated
Other
Comprehensive
(Loss)
Accumulated
Deficit
Stockholders’
Equity
Balance at December 31, 2022
112,182,750
$
278
13,874,132
$
1
$
366,798
$
(197)
$
(304,703)
$
62,177
Issuance of common stock upon exercise of stock options
6,161
— — —
4
— —
4
Stock-based compensation expense — — — —
2,225
— —
2,225
Unrealized gain on investments — — — — —
148
—
148
Net loss — — — — —
—
(18,421)
(18,421)
Balance at March 31, 2023
112,188,911
$
278
13,874,132
$
1
$
369,026
$
(49)
$
(323,124)
$
46,133
Common Stock-Class A Common Stock-Class B
Shares Amount Shares Amount
Additional Paid-in
Capital
Accumulated
Other
Comprehensive
(Loss)
Accumulated
Deficit
Stockholders’
Equity
Balance at December 31, 2021
111,518,094
$
278
13,874,132
$
1
$
357,821
$ — $
(229,481)
$
128,619
Issuance of common stock upon exercise of stock options
448,998
— — —
121
— —
121
Stock-based compensation expense — — — —
2,178
— —
2,178
Net loss — — — — — —
(18,263)
(18,263)
Balance at March 31, 2022
111,967,092
$
278
13,874,132
$
1
$
360,120
$ — $
(247,744)
$
112,655
The accompanying notes are an integral

part of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CASH FLOWS
(in thousands)
(Unaudited)
Three Months Ended March 31,
2023 2022
Cash flows from operating activities:
Net loss $
(18,421)
$
(18,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense
586
333
Amortization of debt issuance costs
13
14
Amortization of discount on short-term investments
(406)
—
Stock-based compensation expense
2,225
2,178
Changes in operating assets and liabilities:
Amounts due from related parties
(104)
(6)
Prepaid expenses and other current assets
314
667
Long-term deposits
—
(1,351)
Accounts payable
(2,260)
(1,733)
Amounts due to related parties
(67)
(2,620)
Accrued expenses and other current liabilities
(1,931)
1,268
Other long-term liabilities
—
(1)
Net cash used in operating activities
(20,051)
(19,514)
Cash flows from investing activities:
Purchase of short-term investments
(18,588)
—
Redemption of short-term investments
27,500
—
Purchases of property and equipment
(172)
(713)
Net cash provided by (used in) investing activities
8,740
(713)
Cash flows from financing activities:
Repayments of note payable
(111)
(107)
Repayments of note payable with related party
(466)
—
Proceeds from exercise of stock options
4
121
Net cash provided by (used in) financing activities
(574)
14
Change in cash, cash equivalents and restricted cash
(11,885)
(20,213)
Cash, cash equivalents and restricted cash at beginning of period
34,570
145,057
Cash, cash equivalents and restricted cash at end of period $
22,685
$
124,844
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period $
22,685
$
124,844
Less restricted cash
(100)
(78)
Cash and cash equivalents end of period $
22,585
$
124,766
Supplemental Disclosure
Cash paid for interest $
192
$
92
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

9
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

On
December 31, 2022, COVAXX

merged with and into Vaxxinity.
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
Liquidity
As of March 31,

2023, the Company

had $
67.7

million of cash,

cash equivalents and

short term investments

to fund operations,

including
$
22.6

million of

cash and

cash equivalents,

$
45.0

million of

short-term investments,

and $
0.1

million of

restricted cash.

To

date, the
Company has

primarily financed

its operations

through the

sale of

convertible preferred

stock and

common stock,

borrowings under
promissory

notes

(including

Convertible

Notes),

a

portion

of

which

has

been

raised

from

related

party

entities,

and

grants

from
foundations

such

as

the

Coalition

for

Epidemic

Preparedness

Innovations

(CEPI)

and

the

Michael

J.

Fox

Foundation

(MJFF).

The
Company has experienced

significant negative cash flows

from operations since inception,

and incurred a net

loss of $
18.4

million for
the three

months ended

March 31, 2023.

Net cash

used in

operating activities

for the

three months

ended March 31,

2023 was

$
20.1
million. In addition,

as of March 31, 2023,

the Company has an

accumulated deficit of

$
323.1

million. The Company

expects to incur
substantial operating losses and

negative cash flows from

operations for the foreseeable

future. As of the

date these unaudited condensed
consolidated financial

statements were

available to

be issued,

the Company

expects its

existing cash

and cash

equivalents and

short-
term investments to be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months.
In order

to continue

to fund

future research

and development

activities, the

Company

will need

to seek

additional capital.

This may
occur through strategic alliances, licensing

arrangements, grants or future public

or private debt or

equity financings. Additional funding
may not be available on

terms the Company finds acceptable

or at all. If the Company

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

10
2. Summary of Significant Accounting Policies
Basis of presentation
The

accompanying

interim

unaudited

condensed

consolidated

financial

statements

have

been

prepared

using

generally

accepted
accounting principles in the

United States of

America (“GAAP”) and pursuant to

the rules and regulations

of the United States

Securities
and Exchange Commission (“SEC”) for interim financial reporting.

These interim

condensed consolidated

financial statements

are unaudited

and, in

the opinion

of management,

include all

adjustments
necessary to fairly present the results of the interim periods. The condensed consolidated balance sheet at December 31, 2022, has been derived from the audited financial statements

at that date. Operating results for

the three months ended March 31,

2023 and cash flows
for the

three months ended March 31,

2023 are not necessarily

indicative of the results

that may be expected

for the fiscal year ending
December 31, 2023

or any other future

period. Certain information

and footnote disclosures

normally included in

annual consolidated
financial

statements prepared

in accordance

with GAAP

have

been omitted

in accordance

with the

rules and

regulations

for

interim
reporting

of

the

SEC.

These

interim

unaudited

condensed

financial

statements

should

be

read

in

conjunction

with

the

consolidated
financial statements

and notes

thereto included

in our Annual

Report on

Form 10-K

for the year

ended December 31,

2022 filed

with
the SEC on March 27, 2023 (the “Annual Report”).
Significant accounting policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are disclosed in our annual consolidated financial statements for the year ended December 31, 2022 included in the Annual Report. There have been no changes to the Company’s significant

accounting policies during the three months ended March 31, 2023.
Recently issued accounting pronouncements

From time to

time, new accounting

pronouncements are issued

by the Financial

Accounting Standards Board

(“FASB”) or other standard
setting bodies and are adopted by the Company as of the specified effective date.

In June 2016,

the Financial Accounting

Standards Board (“FASB”)

issued Accounting Standards

Update (“ASU”) 2016-13,

Financial
Instruments

-

Credit

Losses (Topic

326):

Measurement

of Credit

Losses on

Financial

Instruments

(“ASU

2016-13”).

ASU 2016

-13
significantly

changes

the

impairment

model

for

most

financial

assets

and

certain

other

instruments

as

it

will

require

immediate
recognition of estimated credit

losses expected to occur

over the remaining life

of many financial assets, which

will generally result in
earlier recognition of allowances for

credit losses on loans and other financial

instruments.

On January 1, 2023, the Company

adopted
ASU 2016-13. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
3. Fair Value

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
March 31, 2023 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments $
44,993
$
—
$
—
$
44,993
Money market accounts
8,976
—
—
8,976
Total assets $
53,969
$
—
$
—
$
53,969
December 31, 2022 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments $
53,352
$
—
$
—
$
53,352
Money market account
27,724
—
—
27,724
Total assets $
81,076
$
—
$
—
$
81,076

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

11
During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no

transfers between Level 1, Level
2 and Level 3.
4. Short-Term

Investments
The Company’s short-term investments

consist of the following (in thousands):
As of March 31, 2023
Amortized Cost
Unrealized
Gains (Losses),
Net Recorded Basis
U.S. Treasury Securities $
45,042
$
(49)
$
44,993
Total $
45,042
$
(49)
$
44,993
As of December 31, 2022
Amortized Cost
Unrealized
Gains (Losses),
Net Recorded Basis
U.S. Treasury Securities $
53,549
$
(197)
$
53,352
Total $
53,549
$
(197)
$
53,352
These securities mature in less than 1 year.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):
March 31, December 31,
2023 2022
Clinical prepayments $
2,878
$
2,679
Prepaid insurance
1,257
1,870
Prepaid materials and supplies
237
248
Deposits
240
232
Other
625
522
$
5,237
$
5,551
Clinical prepayments consist of amounts paid in

advance to clinical research organizations (“CROs”) for

expenses related to our clinical
trials, primarily

UB-612, and

included

$
1.9

million on

deposit as

of March

31, 2023

that will

be credited

against final

UB-612

trial
expenses. The remaining clinical prepayment amounts are amortized to expense as earned by the CRO and clinical trial sites.

Prepaid

insurance

consists

primarily

of

$
1.1

million

and

$
1.6

million

for

the

unamortized

portion

of

the

Company’s

annual

D&O
insurance fee as of March 31, 2023 and December 31, 2022, respectively.

Prepaid materials and supplies

consist of amounts paid

in advance related to

the procurement and/or production

of materials for use in
the Company’s clinical trials,

primarily UB-612. Amounts held

by related parties

totaled $
0.2

million at March 31,

2023 and

$
0.2

million
at December 31, 2022.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

12
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):
March 31, December 31,
2023 2022
Airplane $
11,983
$
11,983
Laboratory and computer equipment
3,267
3,146
Leasehold improvements
403
403
Software
426
415
Facilities, furniture and fixtures
55
37
Vehicles
87
87
Construction in progress
87
65
Total property

and equipment
16,307
16,136
Less: accumulated depreciation and amortization
(4,209)
(3,624)
Property and equipment, net $
12,098
$
12,512
Depreciation expense for the three months ended March 31, 2023 and 2022 was $
0.6

million and $
0.3

million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following

(in thousands):
March 31, December 31,
2023 2022
Accrued external research and development $
6,491
$
6,904
Accrued bonuses
1,527
2,568
Accrued professional fees and other
1,420
1,722
Accrued interest
1
176
$
9,439
$
11,370
8. Other Long-Term

Liabilities
Other long-term liabilities consisted of the following (in thousands):
March 31, December 31,
2023 2022
Accrued taxes
236
236
$
236
$
236
As of

March 31, 2023 and

December 31, 2022, approximately

$
0.2

million of

accrued taxes related

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
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

13
The carrying value of the 2025 Note is as follows (in thousands):

March 31, December 31,
2023 2022
Principal $
10,344
$

10,455
Unamortized debt issuance cost
(118)
(131)
Carrying amount
10,226
10,324
Less: current portion
(394)
(391)
Note payable, net of current portion and debt issuance cost $
9,832
$
9,933
As of March 31, 2023, the remaining principal payments for the 2025

Note are as follows (in thousands):

Amount
2023 (remaining 9 months) $
333
2024
458
2025
9,553
$
10,344
Interest

expense

associated

with

the

2025

Note

was

$
0.1

million

and

$
0.1

million

for

the

three

months

ended

March 31,

2023

and
March 31, 2022, respectively.

Accrued interest of

less than $
0.1

million was included

in accrued expenses

and other current

liabilities
in the accompanying condensed consolidated balance sheets as of March

31, 2023 and December 31, 2022.
Promissory Note with Related Party
In October 2022, the Company entered into a related party unsecured promissory note (the “2022 Promissory Note”) with UBI for $
4.2
million. The

2022 Promissory

Note accrues

interest at
7.0
% per

annum and

is due
October 1, 2026
. The

2022 Promissory

Note was
issued to satisfy accounts payable to UBI

totaling $
4.2

million. As of March 31, 2023 and

December 31, 2022, the outstanding principal
amount

under the

2022 Promissory

Note was

$
3.8

million

and $
4.2

million, respectively.

During the

three months

ended March

31,
2023, the Company incurred $
0.1

million in interest expense and $
0.1

million of interest was paid related to the Promissory Note.
The carrying value of the 2022 Promissory Note is as follows (in thousands):
March 31, December 31,
2023 2022
Principal $
3,759
$

4,225
Less: current portion
(898)
(1,113)
Note payable with related party,

net of current portion
$
2,862
$
3,112
As of March 31, 2023, the remaining principal payments for the 2022

Promissory Note are as follows (in thousands):

Amount
2023 (remaining 9 months) $
647
2024
1,029
2025
1,103
2026
980
$
3,759

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

14
10. Common Stock
The Company has reserved shares of Class A common stock for issuance for the following purposes:

March 31, December 31,
2023 2022
Options and RSUs issued and outstanding
22,914,609
20,716,760
Options available for future grants
6,902,994
6,064,003
Warrants issued and

outstanding
1,928,020
1,928,020
31,745,623
28,708,783
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

At inception

in November

2021, the

maximum number

of shares

of Class

A common

stock that

could be

issued under

the Plan

was
8,700,000

shares of

Class A common

stock. This

number increases

automatically on

January 1

of each

year,

commencing January

1,
2023, by the number of shares

equal to the lesser of (i)
4
% of the outstanding shares of

our Class A common stock on

the immediately
preceding

December 31,

(ii) the

number of

shares determined

by the

compensation committee

of the

board of

directors,

if any

such
determination

is made,

and

(iii) the

number

of shares

underlying

any

awards granted

during

the

preceding

calendar

year,

net of

the
shares

underlying

awards

canceled

or

forfeited

under

the

Plan.

On

January

1,

2023,

in

accordance

with

the

automatic

“evergreen”
provision of the Plan, the maximum number of shares that can be issued under the plan was increased to
11,886,306
.
Stock Options
As of March 31, 2023, there

were options to purchase
16,252,154

shares of Class

A stock outstanding and options

to purchase
6,362,455
shares of Class B stock outstanding, of which options to purchase
10,449,895

shares of Class A common stock and options to purchase
4,992,111

shares of Class

B common stock were

exercisable, respectively. As of March 31, 2023,

the maximum number

of stock options
awards available for future issuance under the Company’s

plans is
6,902,994 .
The following table summarizes stock option activity during the three months ended March 31, 2023:

Number of Stock
Options
Outstanding
Weighted
Exercise Price
Per Share
Weighted
Contractual
Term

(years)
Aggregate
Intrinsic Value
(in thousands)
Balance at December 31, 2022
20,416,760
$
5.07
6.8
$
7,166
Granted
2,622,284
2.30
Exercised
(6,161)
(0.57)
Forfeited
(418,274)
(5.95)
Balance at March 31, 2023
22,614,609
$
4.74
6.0
$
14,368
Options vested and exercisable at March 31, 2023
15,442,006
$
4.59
5.3
$
—
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock as of March 31, 2023.
The intrinsic value of options exercised during the three months ended

March 31, 2023 was immaterial.
The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2023 was $
1.90
.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

15
Restricted Stock Units
The following table summarizes the Company’s

restricted stock unit activity for the three months ended March 31, 2023:

Number of
Shares
Weighted
Average
Grant Date
Fair Value
Per Share
Unvested at December 31, 2022
300,000
$
3.76
Issued
—
—
Unvested at March 31, 2023
300,000
$
3.76
Stock-based compensation expense recognized on restricted stock was $
0.1

million for the three months ended March 31, 2023.
Stock-Based Compensation Expense
The

Company

recorded

stock-based

compensation

expense

in

the

following

expense

categories

in

the

accompanying

unaudited
condensed consolidated statements of operations (in thousands):
Three Months Ended March 31,
2023 2022
General and administrative $
1,403
$
1,371
Research and development
822
807
Total stock-based

compensation expense
$
2,225
$
2,178
As of

March 31, 2023,

total unrecognized

compensation cost

related to

the unvested

stock-based awards

was $
17.3

million, which

is
expected to be recognized over a weighted average period of
3.0

years.
12. Income Taxes
The

Company

computes

its expected

annual effective

income

tax

rate in

accordance

with FAB

Accounting

Standards

Codification
(“ASC”)

740

,

“Income

Taxes”

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

2023

and

March 31,

2022

was
0
%,

due

primarily

to

its
uncertainty of realizing a benefit from net operating losses incurred during the period.
In assessing

the realizability

of deferred

tax assets,

management considers

whether it

is more-likely-than-not

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
to

the

realization

of

the

deferred

income

tax

asset

balances

to

warrant

the

application

of

a

full

valuation

allowance

for

all

taxing
jurisdictions.
The Company files

income

tax returns in

the U.S. federal

and various state

and local jurisdictions. The

Company also files

returns in
numerous foreign jurisdictions

that have varied

years remaining open

for examination, but generally

the statute of

limitations is three
to four years from when the return is filed. As of March 31, 2023,

the Company has no ongoing audits.
The

Company

has

US

net

operating

loss

(“NOL”)

carryforwards

for

federal

and

state

income

tax

purposes.

Use

of

the

NOL
carryforwards is

limited under

Section 382

of the

Internal Revenue

Code, as

the Company

had a

change in

ownership of

more than
50
% of its capital stock over a

three-year period as measured under Section 382 of

the Internal Revenue Code of 1986, as

amended (the
“Code”).

These complex changes of ownership rules generally focus

on ownership changes involving stockholders owning

directly or

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

16
indirectly
5
%

or

more

of

our

stock,

including

certain

public

“groups”

of

stockholders

as set

forth

under

Section

382

of

the

Code,
including those arising from

new stock issuances and

other equity transactions.

Some of these NOL carryforwards

will expire if they
are not used within

certain periods. At this

time, the Company considers

it more likely than

not that it will not

have sufficient taxable
income in the future that will allow us to realize these NOL carryforwards.
13. Net Loss Per Share
The Company’s potentially dilutive securities,

which include options

and restricted stock

units have been

excluded from the

computation
of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both

basic and diluted net loss

per share is the same.

The Company excluded the following potential
common shares, presented based

on amounts outstanding at each

period end, from the computation of

diluted net loss per share for

the
three months ended March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

March 31,
2023 2022
Restricted stock units issued and outstanding
300,000
300,000
Options issued and outstanding
22,614,609
20,274,077
Warrants issued and

outstanding
1,928,020
1,928,020
24,842,629
22,502,097
14. Commitments and Contingencies
Contractual Obligations

The Company

enters into agreements

with CROs to

conduct clinical

trials and preclinical

studies and CMOs

to produce

vaccines and
other potential product candidates. Contracts with CROs and CMOs are generally cancellable, with notice, at the Company’s

option.

As of March 31, 2023, the Company had remaining prepayments to CROs of $
2.7

million and remaining prepayments to CMOs of $
0.2
million for activities

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
-Synuclein (“aSyn”)

immunotherapy.

The Company

will oversee

sample management,

sample preparation

(IgG
fractions) and distribution, as

well as characterize

the binding properties

of the antibodies

against pathological forms

of aSyn. As

funding
is expected to be received

in tranches over a

two-year period, and the

amounts received in each

tranche are expected to be

utilized within
12 months,

the funds

received are

recognized

as a

short-term

accrued liability.

The Company

recognizes

payments from

MJFF as

a
reduction of research and development expenses, in the same period as the expenses that the grant is intended to reimburse are incurred.
As of March 31, 2023,

there was
no

balance remaining in the

accrued liability related to

this grant. For

the three months

ended March 31,
2023 and 2022,

the Company did
no
t recognize any reduction

of research and

development expenses for

amounts reimbursed through
the grant.
Coalition for Epidemic Preparedness Innovations (“CEPI”)

Grant
In April

2022, the

Company entered

into an

agreement with

the Coalition

for Epidemic

Preparedness Innovations

(“CEPI”) whereby
CEPI agreed

to provide

funding

of up

to $
9.3

million

to co-fund

a Phase

3 clinical

trial of

the Company’s

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

are incurred. As

funding is expected

to be

received in tranches

over an 18-month

period, and the

amounts received
in each tranche are

expected to the

utilized within 12 months,

the funds received are

reflected within restricted cash

with a corresponding

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

17
short-term accrued liability.

As of March 31,

2023, the Company

had
no

remaining restricted cash

or accrued liability

related to CEPI
funding. The Company recognizes payments from CEPI as a reduction of research and development expenses, in the same period as the
expenses that

the grant is

intended to reimburse

are incurred. For

the three months

ended March 31, 2023,

the Company recognized

a
reduction of $
1.0

million of research and development expenses.
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
0.1

million.

In April 2022, the

Company entered into a

facility lease agreement for
4,419

square feet of office

space in New York,

New York.

The
lease commenced in

April 2022 and

will expire in

March 2029 with

no option to

renew.

This lease and

its terms were

reviewed using
the guidance

found in

ASC 842,

“Leases”.

Since the

lease has

a non-cancellable

period of
one year
, and

after the

first year

both the
Company and the landlord have the option to early terminate the lease for any or no reason, the Company has elected to

apply the short-
term expedient, which does not subject the New York

lease to capitalization.

Rent expense for the three months ended March 31, 2023 and 2022 was $
0.1

million and $
0.1

million, respectively.
License Agreements
In August 2021, the Company

entered into a license

agreement (the “Platform License Agreement”) with

UBI and certain of

its affiliates
that

expanded

intellectual

property

rights

held

under

previously

issued

license

agreements

with

UBI.

As

part

of

the

agreement,

the
Company obtained a worldwide, sublicensable

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

UBI Warrant.

The UBI Warrant

was issued to

a related party

in exchange for

a
license agreement.

The majority

of the

voting interests

in the

related

party and

in the

Company

were held

by a

group of

immediate
family members, at the time of the transaction, and as such the transaction constitutes a common control transaction, which requires the license to be accounted

for at the carrying value

in the books of the

transferor.

As the related party did

not have any basis in the

assets
licensed, there was no accounting impact for the Company.
Indemnification Agreements

In the

ordinary course

of business,

the Company

may provide

indemnification of

varying scope

and terms

to employees,

consultants,
vendors, lessors,

business partners

and other

parties with

respect to

certain matters

including, but

not limited

to, losses

arising out

of
breach of such agreements

or from intellectual property

infringement claims made by

third parties. In addition,

the Company has entered
into indemnification agreements with members of its board of directors and executive officers that will require the Company to, among
other things,

indemnify them

against certain

liabilities that

may arise

by reason

of their

status or

service as

directors or

officers.

The
maximum potential amount

of future payments the

Company could be

required to make under

these indemnification agreements

is, in
many cases, unlimited.

To

date, the Company

has not incurred

any material

costs as a

result of

such indemnification

obligations. The
Company

is

not

aware

of

any

indemnification

arrangements

that

could

have

a

material

effect

on

its

financial

position,

results

of
operations, or cash flows, and it has

not accrued any liabilities related to such obligations as

of March 31, 2023 and December 31, 2022.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of March 31,
2023 and December 31, 2022, the Company was not a party to any material legal matters or claims.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

18
Loss Contingency
In April

2021, the

Company engaged

United Biopharma,

Inc. (“UBP”)

to begin

acquiring raw

materials for

use in

the production

of
GMP grade recombinant protein for UB-612, the Company’s COVID-19 vaccine candidate under an Authorization to Proceed (“ATP”)
agreement. Through August 2021, $
7.2

million of materials were ordered, $
3.0

million of materials were received by UBP and paid for
with an

advance

payment from

the Company,

and the

Company

expensed $
1.2

million as

these raw

materials were

used to

produce
proteins.

During 2022, the Company

recognized an additional

$
1.8

million in expense related

to the materials

UBP had taken possession
of but had not yet used in production.

When the Company

asked to pause

further manufacture

of protein upon

rejection of the

Emergency Use

Authorization application

by
Taiwan in August 2021,

UBP requested that

its suppliers

cancel the

remaining $
4.2

million in

orders for which

it had

not taken possession
of the

materials. In

the fourth

quarter of

2022, the

Company learned

that most

of the

suppliers refused

to cancel

the orders,

although
some agreed to seek other buyers for the materials. For these orders, management has not yet concluded that a loss for the Company for this entire

amount is

probable, since

they were

not originally

authorized by

the ATP,

and UBP’s

suppliers may

be able

to dispose

of
some amount to other buyers. Hence, an expense has not been recognized for them.

15. Benefit Plans
In

March

2018,

the

Company

established

a

defined

contribution

savings

plan

under

Section

401(k)

of

the

Code.

This

plan

covers
substantially all

U.S. employees

who meet

minimum age

and service

requirements and

allows participants

to defer

a portion

of their
annual compensation on a pre-tax basis. The Company matches

employee contributions to the Plan at
100
% up to
4
% of the employee’s
base salary.
The Company offers

its Ireland-based employees

a Personal Retirement Savings

Account (“PRSA”) that allows

participants to defer a
portion of their annual

compensation. The Company provides

contributions equal to
5
% of each

participant’s annual salary. During three
months ended March 31, 2023 and 2022, the Company contributed less than $
0.1

million to PRSA accounts.
16. Related Party Transactions
The Company has related party arrangements with UBI

and a number of its

affiliated companies listed namely, United Biomedical, Inc.,
Asia (“UBIA”), UBI Pharma, Inc. (“UBI-P”), United BioPharma, Inc (“UBP”)

and UBI IP Holding (“UBI-IP”).
As of

March 31, 2023,

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
UBP MSA - UBP provides

the Company with manufacturing, testing and validation services.
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
Total amounts

due to related parties were

$
12.7

million and $
12.8

million as of March 31, 2023

and December 31, 2022, respectively.
Total amounts

due from related parties were $
0.5

million and $
0.4

million as of March 31, 2023 and

December 31, 2022, respectively.
Total expenses incurred, including interest expense,

were $
1.2

million and $
0.8

million for the three months ended March 31, 2023 and
2022,

respectively.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

19
Total related party operating

activity, including the activity described

above, are as follows (in thousands):
March 31, December 31,
2023 2022
Consolidated balance sheet
Assets
Prepaid expenses and other current assets $
237
$
237
Amounts due from related parties
518
414
Liabilities
Amounts due to related parties
12,706
12,772
Current portion of note payable
898
1,113
Note payable
2,862
3,112
Accrued interest payable
—
73
Three Months Ended March 31,
2023 2022
Operating expenses
Research and development
Services provided by related parties

$
381

$
784
General and administrative
Services provided by related parties

$
754

$
—
Other income/expense
Related party interest expense

$
69

$
—

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read

together with our unaudited
condensed consolidated financial statements and related

notes and other financial information appearing elsewhere

in this Quarterly
Report on Form 10-Q. We

intend for this discussion to provide you with information that will assist you in understanding our
unaudited condensed consolidated financial statements, the changes in key items in those unaudited condensed consolidated financial statements from period to period and the primary factors that accounted for those changes.
Some of the information contained in this
discussion and analysis or set forth elsewhere in this Quarterly

Report, including information with respect to

our plans and strategy
for our business and related financing, includes forward

-looking statements that involve risks, uncertainties and assumptions.

See the
section of this Quarterly Report titled “Special Note Regarding

Forward-Looking Statements” for a discussion of forward

-looking
statements. As a result of many factors, including

those factors set forth under
“Risk Factors” in Item 1A of Part I of our Annual
Report on Form 10-K for the year ended December 31, 2022, in Item 1A of Part

II of this Quarterly Report on Form 10-Q, or in other
filings that we make with the SEC
, our actual results could differ materially from

management’s

expectations and the results
described in or implied by the forward-looking statements

contained in the following discussion and analysis. Investors and others should note that we routinely use the Investors section

of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investors section of our website is of a material nature, some
information could be deemed to be material. Accordingly,

we encourage investors, the media, and others interested in us to review the
information that we share on the Investors

section of our website, https://vaxxinity.com/.
Overview
We

are

engaged

in

the

development

of

rationally

designed

prophylactic

and

therapeutic

vaccines

to

combat

chronic

disorders

and
infectious diseases

with large

patient populations

and unmet

medical

needs. While

vaccines have

traditionally been

unable to

combat
such disorders effectively

and safely, we

believe our platform could overcome

the traditional hurdles facing vaccines

in this area.

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
UB-311,

our

leading

neurology

product

candidate,

which

targets

Alzheimer’s

disease

(“AD”);

UB-312,

which

targets

Parkinson’s
disease

(“PD”)

and

other

synucleinopathies;

VXX-301,

an

anti-tau

product

candidate

which

has

the

potential

to

address

multiple
neurodegenerative conditions, including AD; UB-313,

which targets Calcitonin Gene-Related Peptide (“CGRP”) to

prevent migraines;
and

VXX-401,

which

targets

proprotein

convertase

subtilisin/kexin

type

9

serine

protease

(“PCSK9”)

to

reduce

reduce

low-density
lipoprotein (“LDL”)

cholesterol, a risk

factor for

atherosclerotic heart

disease. Through

our Vaxxine

Platform, we

believe we may

be
able to address a wide range of other chronic diseases, including diseases that are or could potentially be successfully treated by mAbs,
which increasingly dominate the treatment paradigm but remain accessible only to a small proportion of patients who could potentially benefit from them.
In addition

to our

chronic disease

pipeline, given

our Vaxxine

Platform’s

applicability to

infectious disease

and the

ongoing need

for
booster vaccines to address SARS-CoV-2, we are advancing an infectious disease product candidate, UB-612, as a heterologous booster
against

COVID-19.

We

have

reported

topline

results

of

a

pivotal

Phase

3

trial

of

UB-612,

and

completed

rolling

submissions

for
conditional/provisional authorization with regulatory authorities in the

United Kingdom and Australia in March 2023.

Our ability to generate revenue

sufficient to achieve profitability will

depend on the eventual regulatory

approval and commercialization
of one or

more of our product

candidates. We

have not yet obtained

any regulatory approvals

for our product

candidates or conducted
sales and marketing activities for our product candidates.
We

have

principally

funded

our operations

through financing

transactions.

Through

March 31, 2023,

we received

gross proceeds

of
$306.4 million

in connection

with various

financing

transactions,

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
advancing,

advance any

of the

current pipeline

candidates to

later stage

clinical trials

which typically

have more

subjects and

higher

costs, or incur increased

costs as a result

of operating as a

public company. Further, we anticipate incurring greater selling and marketing
expenses

if

we

commercialize

any

of

our

product

candidates

in

the

future

and

prepare

for

such

commercialization.

Our

product
candidates

are

in

clinical

stage

or

pre-clinical

stage

development.

We

have

generated

limited

revenue

to

date

and

have

incurred
significant operating losses since inception. Net losses were

$18.4 million and $18.3 million for the

three months ended March 31, 2023
and 2022,

respectively.

As of March

31, 2023,

we had

an accumulated

deficit of

$323.1 million.

We

expec
t our

expenses and

capital
requirements may increase over time in connection with our planned operations,

which include:
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
•
seeking regulatory approvals for any product candidates that successfully complete clinical trials; and
•
undertaking pre-commercialization and commercialization

activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we elect to commercialize
products on our own or jointly with third parties.
As of the date of this report, we expect our existing cash and cash equivalents and our short-term investments will be sufficient to fund
our operating expenses and capital expenditure requirements for at least the next

12 months and into mid-2024. Thereafter, our viability
will depend

on our

ability

to raise

additional

capital

to finance

operations,

to successfully

commercialize

our

product candidates,

if
approved, or to enter into collaborations with third

parties for the development of our product candidates. If we are unable to do any of
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
“Risk

Factors—Risks

Related

to

Our

Business

and

Industry—The

coronavirus

pandemic

has

caused

interruptions

or

delays

of

our
business plan and

could continue

to adversely

affect our

business” in our

Annual Report

on Form

10-K for the

year ended

December
31, 2022.
Components of Our Unaudited Condensed Consolidated Results of Operations
Revenue

We

recorded no

revenue for the three

months ended March 31,

2023 and 2022.

We

do not expect

to generate any

meaningful revenue
unless and until we obtain regulatory approval of and

commercialize or out-license at least one of our

product candidates, and we do not
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
Cost of Revenue

We

recorded

no cost

of revenue

for

the three

months ended

March 31,

2023 and

2022. If

our

development

efforts

in respect

of our
current pipeline

of product

candidates are

successful and

result in

regulatory approval,

we expect our

cost of

revenue will increase

in
relative proportion to the level of our revenue as we

commercialize the applicable product candidate. We expect that the cost of revenue will increase in absolute dollars as and if our revenue grows and will vary from period to period as a percentage of revenue.

Research and Development Expenses

The design, initiation and execution of candidate discovery and development programs of our potential future product candidates is key to our

success and

involves significant

expenses. Prior

to initiating

these programs,

project teams

incorporating individuals

from the
essential disciplines within the Company scope out the activities, timing, requirements, inclusion and exclusion criteria and the primary
and

secondary

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

testing, validation,

and supply

services. While

this related

party work

has significantly

diminished over

the last

year,
and we expect this trend to continue, we are still reliant on UBIA to provide certain manufacturing-related and prior-conducted clinical
data that

will be

needed for

inclusion in

our regulatory

applications for

UB-612. During

the three

months ended

March 31, 2023

and
2022,

related party expenses were approximately 3.3% and 6.8% of our research and development expenses, respectively.

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
Other Expense (Income)

Interest Expense

Interest expense consists of

interest incurred on (i)

the note entered into

during June 2020 for

the acquisition of an

airplane (the “2025
Note”) and (ii) the related party promissory note (the “2022 Promissory

Note”) entered into during 2022.

Interest Income
Interest income consists of income earned on our cash and cash equivalents, money market holdings, and short-term investments.

(Gain) Loss on Foreign Currency

Translation, Net

Our foreign subsidiaries, which are

wholly-owned by the Company, use the

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

foreign currency losses (gains)

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

Deferred tax assets and liabilities are

determined based on the difference between the

financial statement carrying amounts and tax basis
of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided if, based upon the weight of available evidence, it

is more likely

than not that

some or all

of the deferred

tax assets will not

be realized. As

of March 31,

2023, we
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

are revised

and refined.

Differences between

estimates and

final settlement

may occur

resulting in

additional tax
expense. Potential interest

and penalties associated

with such uncertain

tax positions are

recorded as a

component of our provision

for
income taxes.

Condensed Consolidated Results of Operations
The following is a summary of our unaudited condensed consolidated results of operations:

Three Months Ended March 31,
(In thousands) 2023 2022 Change $ Change %
Operating expenses:
Research and development 11,424 11,478 (54) (0) %
General and administrative 7,384 6,686 698 10%
Total operating expenses 18,808 18,164 644 4%
Loss from operations (18,808) (18,164) (644) 4%
Other (income) expense:
Interest expense 192 105 87 83%
Interest income (567) (5) (562) 11,240%
(Gain) loss on foreign currency translation, net (12) (1) (11) 1,081%
Total other (income)

expense, net
(387) 99 (486) (491) %
Net loss $ (18,421) $ (18,263) $ (158) $ 1%
Comparison of the Three Months Ended March 31, 2023 and 2022
Research and Development Expenses

Research

and

development

expenses

were

$11.4

million

and

$11.5

million

for

the

three

months

ended

March 31,

2023

and

2022,
respectively.

The $0.1

million decrease

was comprised

of a

$0.1 million

increase

in allocated

costs (i.e.,

costs that

can be

directly

attributed to

a
specific clinical program)

and a $0.2 million decrease

in unallocated costs. The increase

in allocated cost was due

to increases in costs
for our VXX-401 hypercholesteremia program,

platform development and activities supporting

multiple programs totaling $1.2 million,
partially

offset

by

decreases

in

costs

related

to

our

UB-612

COVID-19

vaccine

program,

UB-312

PD

program

and

UB-313

CGRP
program totaling $1.1 million.

The $0.2 million decrease

in unallocated costs was driven

by a decrease in salaries

and personnel costs,
and consulting and external contractor services supporting research and development activities across the pipeline,

partially offset by an
increase in travel expenses.
General and Administrative Expenses

General

and

administrative

expenses

were

$7.4

million

and

$6.7

million

for

the

three

months

ended

March 31,

2023

and

2022,
respectively.

The $0.7 million increase was primarily due to increases in professional and consulting services,

travel expenses, salaries and personnel
costs, and depreciation related

to assets placed in

service primarily at our

Florida lab, partially offset by

a decrease in director

and officer
insurance expense of $0.4 million.

Interest Expense
Interest expense was $0.2 million and $0.1 million for the three months ended

March 31, 2023 and 2022, respectively.

Interest Income
Interest income on

cash and short-term

investments was $0.6

million and less

than $0.1 million

for the three

months ended March 31,
2023 and 2022, respectively.
(Gain) Loss on Foreign Currency Translation, Net

The net (gain) loss on foreign currency translation reflects de minimis fluctuations in the foreign exchange rate.
Liquidity and Capital Resources
Sources of Liquidity

We have not yet obtained regulatory

approval for or commercialized any of our product candidates, which are in various phases of pre-
clinical and clinical development. We

have financed operations primarily through

the issuance of common stock, convertible preferred
stock, borrowings under promissory notes (including the Convertible Notes) and the execution of SAFEs. Through March 31, 2023, we received gross proceeds of $306.4

million in connection with

various financing transactions, including the

sale of preferred and

common
stock, the issuance of

promissory notes (including Convertible

Notes), and the execution

of SAFEs. As

of March 31, 2023, we

had $67.7
million

of cash,

cash equivalents

and

short-term securities

to fund

operations,

including $22.6

million of

cash and

cash equivalents,
$45.0 million of short-term investments, and

a $0.1 million restricted

cash balance, compared to $87.9 million

as of December 31, 2022.
The decrease in cash, cash equivalents and short-term securities for the periods reported are primarily due to the factors described under
“Cash Flows” below.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022

(in thousands):

March 31, December 31,
2023 2022
Balance Sheet Data:
Cash and cash equivalents $ 22,585 $ 33,475
Short-term investments, net 44,993 53,352
Restricted cash 100 1,095
Total assets 85,531 106,399
Total liabilities 39,398 44,222
Total stockholders' equity $ 46,133 $ 62,177
Three Months Ended March 31,
2023 2022
Statement of Cash Flow Data:
Net cash (used in) provided by operating activities $ (20,051) $ (19,514)
Net cash (used in) provided by investing activities 8,740 (713)
Net cash (used in) provided by financing activities (574) 14
Net (decrease) in cash, cash equivalents and restricted cash $ (11,885) $ (20,213)
Operating Activities
Net cash used

in operating activities

for the three

months ended March

31, 2023 was

$20.1 million, primarily

resulting from an

$18.4
million

net loss,

an unfavorable

$4.0 million

change in

operating

assets and

liabilities and

total non-cash

items of

$2.4 million.

The
changes in

net operating

assets and liabilities

were primarily

due to a

decrease of $0.1

million in amounts

due to related

party,

a $1.9
million

decrease

in

accrued

expenses

and

other

current

liabilities,

and

a

$0.3

million

decrease

in

prepaid

expenses.

The

non-cash
adjustments

to net loss primarily consisted of $2.2 million of stock-based compensation and $0.6 million in depreciation.

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

Investing Activities
Net cash provided

by investing activities

totaled $8.7 million

for the three

months ended March 31,

2023. The cash

provided by investing
activities consisted primarily

of the acquisition

and redemption

of short-term investments,

and the

acquisition of laboratory

and computer
equipment.
Net cash used

in investing activities

totaled $0.7 million for

the three months

ended March 31,

2022. The cash

used in investing

activities
consisted primarily of the acquisition of equipment.
Financing Activities
Net cash used by financing activities was less than $0.6 million for the three months ended March 31, 2023.

Net cash used by financing activities was less than $0.1 million for the three months ended March 31, 2022.
Funding Requirements
We

have incurred

net losses

in each

reporting period

since inception.

We

do not

expect to

generate any

revenue unless

and until

we
obtain regulatory approval of and commercialize our product candidates, or enter into collaboration or licensing arrangements with one or more third-party

strategic partners. We

do not know when,

or if, this will

occur. We

will continue to incur

significant losses for the
foreseeable future even

if we ultimately receive

regulatory approval for

one or more of

our product candidates

and commercialize any
approved

products,

and

we expect

the losses

to

increase

as we

continue

the development

of,

and

seek regulatory

approvals

for,

our
product candidates and begin to commercialize any approved products.
As of the

date of this

Quarterly

Report, we expect

our existing cash,

cash equivalents and

short-term investments

will be sufficient

to
fund our operating expenses for at least the next 12 months and into mid-2024. As of March 31, 2023, other than our 2025 Note and the
2022 Promissory Note, we have no material debt obligations.
We have

based our projections of operating capital

requirements on assumptions that may

prove to be incorrect, and we may

use all of
our available capital resources sooner than we expect. Our future capital requirements will depend on many factors, which include:
•
the scope, number, progress, initiation,

duration, cost, results and timing of clinical trials, pre-clinical programs

and
nonclinical studies of our current or future product candidates;
•
the outcomes and timing of regulatory reviews, approvals or other actions;
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

•
the current and potential impacts of the Russia-Ukraine conflict, the COVID-19 pandemic, inflation and rising interest rates
on our business;

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

stockholders’ ownership interest

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

Contract Research and Manufacturing Organizations
We

recorded accrued

expenses of $4.8

million in our

balance sheet for

expenditures incurred

by CROs and

contract manufacturers

as
of March 31, 2023 and $4.3 million as of December 31, 2022.
Tax

-Related Obligations
We have reserved $0.7 million of unrecognized tax benefits against NOLs. Additionally, as of March 31, 2023, we accrued $0.2 million in interest and penalties related to prior year tax filings.
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

change from

those that

we anticipate,

our unaudited

condensed consolidated

financial statements

may be

materially
affected.
While

our

significant

accounting

policies

are

described

in

detail

in

our

annual

consolidated

financial

statements

for

the

year

ended
December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, we believe that the following
critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments.

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

grant
and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting
period of the respective award. Forfeitures are accounted for as they occur. We grant stock options and restricted stock unit awards that
are subject to service vesting conditions.
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

our

initial

public

offering

(“IPO”),

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
Coalition for Epidemic Preparedness

(“CEPI”) Grant
In April 2022, we entered into an agreement with the Coalition for Epidemic

Preparedness Innovations (“CEPI”) whereby CEPI
agreed to provide funding of up to $9.3 million to co-fund a Phase 3 clinical trial of our UB-612 COVID-19 vaccine candidate as a
heterologous – or ‘mix-and-match’ – booster dose. The Phase 3 trial, which began in early 2022, is evaluating the ability of UB-612 to
boost COVID-19 immunity against the original strain and multiple variants of concern, including Omicron, in people aged 16 years or
older who have been previously immunized with an authorized COVID-19 vaccine.

We will also be performing

further manufacturing scale-up work to enable readiness for potential commercialization.

Under the terms
of the agreement with CEPI, if successful, a portion of the released doses of the commercial product will be allocated for delivery to
the COVID-19 Vaccines

Global Access (“COVAX”)

consortium for distribution to developing countries at low cost.
Cash payments received in advance under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. As funds are received, they are included within restricted cash offset by a corresponding short-term accrued liability.

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

March 31, 2023,

indicated that

a hypothetical

10%
increase or decrease in applicable foreign currency exchange rates would not have a material effect on our financial results.
Interest Rate Risk

We are

exposed to market risk related

to changes in interest rates. As of

March 31, 2023 and December 31,

2022, our cash equivalents
consisted

of

interest-bearing

checking

accounts

and

money

market

accounts.

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

March 31, 2023, indicated

that a hypothetical

100 basis point

increase
or decrease in risk-free rates would not have a material effect on our financial results.
Our measurement of

interest rate risk involves

assumptions that are

inherently uncertain and,

as a result,

we cannot precisely

estimate
the impact of

changes in interest

rates on net

interest revenues.

Actual results may

differ from

simulated results due

to changes in

the
amount of our

cash equivalents

and the timing,

magnitude, and

frequency of interest

rate changes, as

well as

changes in market

conditions
and management strategies, including changes in asset and liability mix.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the
period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures

(as defined in Rules
13a-15(e)

and 15d-15(e)

under the

Exchange Act).

In designing

and evaluating

our disclosure

controls and

procedures, management
recognizes

that

any

controls

and

procedures,

no

matter

how

well

designed

and

operated,

can

provide

only

reasonable

assurance

of
achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management

is required to apply judgment

in evaluating the benefits of possible

controls and procedures
relative to their costs. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that,
as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during

the quarter

ended March 31,

2023 that

have materially

affected, or

are reasonably

likely to

materially affect,

our internal
control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management,

including the principal

executive officer and

principal financial officer,

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

PART

II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31,
2021, filed with the Securities and Exchange Commission on March 27, 2023.
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
3.2

Amended and Restated Bylaws of Vaxxinity , Inc. (incorporated by reference to Exhibit 3.2 of our Current Report on
Form 8-K (File No. 001-41058) filed on November 17, 2021).
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
__________________________
*

Filed herewith.
**

Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf
by the undersigned, thereunto duly authorized on May 9, 2023.

VAXXINITY,

INC.
By: /s/ Mei Mei Hu
Mei Mei Hu,

President and Chief Executive Officer
(Principal executive officer)
By: /s/ Jason Pesile
Jason Pesile
Senior Vice President, Finance &

Accounting
(Principal

financial

officer

and

principal

accounting
officer)