Form 10-Q
period 2023-06-30
Vaxxinity, Inc.
filed 2023-08-09
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2023
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
Yes
☐
No
☒
As of

August 7, 2023, the registrant had
112,870,912
shares of $0.0001 par value Class A common stock

outstanding and
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

development

or

approval,

the

size,

design,

population,

conduct,

cost,

objective

or

endpoints

of

any
clinical trial, or the timing for

initiation or completion of or availability of

results from any clinical trial, for submission,
review or approval of any regulatory filing, or for meeting with regulatory authorities

;
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
•

our future operations, financial position, revenue, costs, expenses, uses of cash, capital requirements

,

our needs for
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
•

expectations regarding our ability to continue as a going concern;
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

forward-looking

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

Table of

Contents
Page
PART I—Financial Information
Item 1. Financial Statements

Condensed Consolidated Balance Sheets
5

Condensed Consolidated Statements of Operations and Other Comprehensive (Income) Loss
6

Condensed Consolidated Statements of Stockholders’ Equity
7

Condensed Consolidated Statements of Cash Flows
8

Notes to Condensed Consolidated Financial Statements
9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
31
Item 4. Controls and Procedures
31
PART II—Other Information
Item 1A. Risk Factors
32
Item 6. Exhibits
32

Signature
33

PART

I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VAXXINITY,

INC.
CONDENSED CONSOLIDATED

BALANCE SHEETS
(in thousands, except share and per share amounts)
June 30, December 31,
2023 2022
(Unaudited)
Assets
Current assets:
Cash and cash equivalents $
37,058
$
33,475
Short-term investments
18,790
53,352
Restricted cash
205
1,095
Amounts due from related parties
407
414
Prepaid expenses and other current assets
3,245
5,551
Total current assets
59,705
93,887
Property and equipment, net
11,662
12,512
Total assets $
71,367
$
106,399
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable $
1,893
$
5,295
Amounts due to related parties
12,788
12,772
Accrued expenses and other current liabilities
7,708
11,370
Note payable, net of debt issuance cost
398
391
Note payable to related party
994
1,113
Total current liabilities
23,780
30,941
Other liabilities:
Note payable, net of debt issuance cost, net of current

portion
9,732
9,933
Note payable to related party, net of current portion
2,607
3,112
Other long-term liabilities
236
236
Total liabilities
36,355
44,222
Commitments and contingencies (Note 14)
Preferred stock: $
0.0001

par value,
50,000,000

shares authorized at June 30, 2023 and December

31, 2022
—
—
Stockholders’ equity:
Class A common stock, $
0.0001

par value;
1,000,000,000

shares authorized,
112,823,913

and
112,182,750

shares issued and
outstanding at June 30, 2023 and December 31, 2022, respectively
278
278
Class B common stock, $
0.0001

par value;
100,000,000

shares authorized,
13,874,132

shares issued and outstanding at June
30, 2023 and December 31, 2022
1
1
Additional paid-in capital
371,852
366,798
Accumulated other comprehensive loss
(18)
(197)
Accumulated deficit
(337,101)
(304,703)
Total stockholders’ equity
35,012
62,177
Total liabilities and stockholders’ equity $
71,367
$
106,399
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF OPERATIONS AND
OTHER COMPREHENSIVE (INCOME) LOSS
(in thousands, except share and per share amounts)
(Unaudited)
Three Months Ended June 30, Six Months Ended June 30,
2023 2022 2023 2022
Operating expenses:
Research and development $
8,345
$
10,664
$
19,769
$
22,142
General and administrative
6,082
6,560
13,422
13,246
Total operating expenses
14,427
17,224
33,191
35,388
Loss from operations
(14,427)
(17,224)
(33,191)
(35,388)
Other (income) expense:
Interest and other expense
146
105
338
210
Interest and other income
(578)
(75)
(1,145)
(80)
(Gain) loss on foreign currency transactions, net
(18)
(2)
14
(3)
Total other (income) expense,

net
(449)
28
(793)
127
Net loss $
(13,977)
$
(17,252)
$
(32,398)
$
(35,515)
Net loss per share, basic and diluted $
(0.11)
$
(0.14)
$
(0.26)
$
(0.28)
Weighted average common

shares outstanding, basic and
diluted
126,481,497
125,948,595
126,272,546
125,829,764
Other comprehensive income:

Unrealized gain on investments
(31)
—
(179)
—

Other comprehensive income
$
(31)
$
—
$
(179)
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
2,225
— —
2,225
Unrealized gain on investments — — — — —
148
—
148
Net loss — — — — —
—
(18,421)
(18,421)
Balance at March 31, 2023
112,188,911
$
278
13,874,132
$
1
$
369,026
$
(49)
$
(323,124)
$
46,133
Issuance of common stock upon exercise of stock options
635,001
0 — —
393
— —
393
Stock-based compensation expense — — — —
2,433
— —
2,433
Unrealized gain on investments — — — — —
31
—
31
Net loss — — — — — —
(13,977)
(13,977)
Balance at June 30, 2023
112,823,912
$
278
13,874,132
$
1
$
371,852
$
(18)
$
(337,101)
$
35,012
Common Stock-Class A Common Stock-Class B
Shares Amount Shares Amount
Additional Paid-in
Capital
Accumulated
Other
Comprehensive
(Loss)
Accumulated
Deficit
Stockholders’
Equity
Balance at December 31, 2021
111,518,094
$
278
13,874,132
$
1
$
357,821
$ — $
(229,481)
$
128,619
Issuance of common stock upon exercise of stock options
448,998
— — —
121
— —
121
Stock-based compensation expense — — — —
2,178
— —
2,178
Net loss — — — — — —
(18,263)
(18,263)
Balance at March 31, 2022
111,967,092
$
278
13,874,132
$
1
$
360,120
$ — $
(247,744)
$
112,655
Issuance of common stock upon exercise of stock options
162,613
— — —
112
— —
112
Stock-based compensation expense — — — —
1,826
— —
1,826
Net loss — — — — — —
(17,252)
(17,252)
Balance at June 30, 2022
112,129,705
$
278
13,874,132
$
1
$
362,058
$
—
$
(264,996)
$
97,341
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CASH FLOWS
(in thousands)
(Unaudited)
Six Months Ended June 30,
2023 2022
Cash flows from operating activities:
Net loss $
(32,398)
$
(35,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense
1,112
725
Amortization of debt issuance costs
26
27
Amortization of discount on short-term investments
(872)
—
Stock-based compensation expense
4,658
4,004
Changes in operating assets and liabilities:
Amounts due from related parties
7
(7)
Prepaid expenses and other current assets
2,306
1,003
Long-term deposits
—
(2,076)
Accounts payable
(3,402)
(2,854)
Amounts due to related parties
16
(2,683)
Accrued expenses and other current liabilities
(3,662)
7,326
Other long-term liabilities
—
(1)
Net cash used in operating activities
(32,209)
(30,051)
Cash flows from investing activities:
Purchase of short-term investments
(18,588)
—
Proceeds from maturity of short-term investments
54,200
—
Purchases of property and equipment
(262)
(1,252)
Net cash provided by (used in) investing activities
35,350
(1,252)
Cash flows from financing activities:
Repayments of note payable
(220)
(213)
Repayments of note payable with related party
(625)
—
Proceeds from exercise of stock options
397
233
Net cash provided by (used in) financing activities
(448)
20
Change in cash, cash equivalents and restricted cash
2,693
(31,283)
Cash, cash equivalents and restricted cash at beginning of

period
34,570
145,057
Cash, cash equivalents and restricted cash at end of period $
37,263
$
113,774
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period $
37,263
$
113,774
Less restricted cash
(205)
(1,095)
Cash and cash equivalents end of period $
37,058
$
112,679
Supplemental Disclosure
Cash paid for interest $
192
$
185
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
Liquidity and Going Concern Assessment
As of June 30, 2023, the Company had $
56.1

million of cash, cash equivalents and short term investments to fund operations, including
$
37.1

million of

cash and

cash equivalents,

$
18.8

million of

short-term investments,

and $
0.2

million of

restricted cash.

To

date, the
Company has

primarily financed

its operations

through the

sale of

convertible preferred

stock and

common stock,

borrowings under
promissory

notes

(including

convertible

notes),

a

portion

of

which

has

been

raised

from

related

party

entities,

and

grants

from
foundations

such

as

the

Coalition

for

Epidemic

Preparedness

Innovations

(CEPI)

and

the

Michael

J.

Fox

Foundation

(MJFF).

The
Company has experienced significant

negative cash flows from

operations since inception,

and incurred a net loss

of $
32.4

million for
the six months ended June 30, 2023. Net cash used in operating activities for the six months ended June 30,

2023 was $
32.2

million. In
addition, as

of June 30,

2023, the

Company has

an accumulated

deficit of

$
337.1

million. The

Company expects

to incur

substantial
operating losses and negative cash flows from operations for the foreseeable future.

In accordance with

ASU 2014-15, Presentation

of Financial Statements-

Going Concern (Subtopic 205-40)

– Disclosure of

Uncertainties
about

an Entity’s

Ability to

Continue

as a

Going

Concern,

our

management is

required

to

evaluate

whether there

are

conditions

or
events, considered

in the aggregate,

that raise

substantial doubt

about our

ability to continue

as a

going concern

within one

year after
the date that our financial statements are

issued. When our management identifies conditions or events,

considered in the aggregate, that
raise substantial

doubt about

our ability

to continue

as a

going concern,

our management

must consider

whether its

plans to

mitigate
those relevant conditions or events will alleviate the substantial doubt.

Given that the Company has incurred

substantial operating losses and negative

cash flows from operations since

inception and expects
to continue

to incur

substantial operating

losses and

negative cash

flows from

operations for

the foreseeable

future, our

management
assessed that there were conditions or events,

considered in the aggregate, as of

the issue date of these

financial statements, which raised
substantial doubt about our ability to continue as a going concern.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

10
Our management considered

whether its plans to

mitigate those relevant conditions

or events will alleviate

the substantial doubt

about
our ability to continue

as a going concern.

We

expect to finance our

operations by raising new

capital through public

or private equity
offerings, strategic collaborations and debt financing

and other capital sources or combinations thereof, and

as needed reduce our costs
through

overhead

reduction,

attrition,

organization

restructuring,

and

curtailment

of

certain

research

and

development

activities.
Management believes

that these

plans, which

have been

approved

by the

Company’s

Board

of Directors,

alleviate substantial

doubt
about our ability to

continue as a going

concern, as management believes that

it is probable that

its plans will be

effectively implemented
within one year after

the issue date

of the accompanying

financial statements and

that it is

probable that its

plans, when implemented,
will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company
will continue

as a

going concern,

which contemplates

the realization

of assets

and satisfaction

of liabilities

in the

ordinary course

of
business.
The unaudited condensed

consolidated financial statements

do not include

any adjustments relating

to the recoverability

and
classification

of

recorded

asset

amounts

or

the

amounts

and

classification

of

liabilities

that

might

result

from

the

outcome

of

the
uncertainties described

above.

However, there

can be no

assurance that our

current operating plan

will be achieved

or that additional
funding will be available on terms acceptable to us, or at all.
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

results for the three and

six months ended June 30,

2023 and cash
flows for the six months ended June 30, 2023 are not

necessarily indicative of the results that may be expected for the fiscal year ending
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
Significant accounting policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are disclosed in
our annual consolidated financial statements for the year ended December 31, 2022 included in the Annual Report. There have been no changes to the Company’s significant accounting

policies during the three and six months ended June 30, 2023.
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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

11
The following

table presents

information about

the Company’s

financial instruments

measured at

fair value

on a

recurring basis

and
indicate the level of the fair value hierarchy used to determine such fair values (in thousands):
June 30, 2023 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments $
18,790
$
—
$
—
$
18,790
Money market accounts
7,050
—
—
7,050
Total assets $
25,840
$
—
$
—
$
25,840
December 31, 2022 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments $
53,352
$
—
$
—
$
53,352
Money market account
27,724
—
—
27,724
Total assets $
81,076
$
—
$
—
$
81,076
During the three and six months ended June 30, 2023 and the

year ended December 31, 2022, there were
no

transfers between Level 1,
Level 2 and Level 3.
4. Short-Term

Investments
The Company’s short-term investments consist

of the following (in thousands):
As of June 30, 2023
Amortized Cost
Unrealized
Gains (Losses),
Net Recorded Basis
U.S. Treasury Securities $
18,807
$
(18)
$
18,790
Total $
18,807
$
(18)
$
18,790
As of December 31, 2022
Amortized Cost
Unrealized
Gains (Losses),
Net Recorded Basis
U.S. Treasury Securities $
53,549
$
(197)
$
53,352
Total $
53,549
$
(197)
$
53,352
These securities mature in less than 1 year.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):
June 30, December 31,
2023 2022
Clinical prepayments $
1,544
$
2,679
Prepaid insurance
758
1,870
Prepaid materials and supplies
—
248
Deposits
240
232
Other
702
522
$
3,245
$
5,551
Clinical prepayments consist of amounts paid in

advance to clinical research organizations (“CROs”) for

expenses related to our clinical
trials,

primarily

UB-612,

and

included

$
1.3

million

on

deposit

as

of

June 30,

2023

that

will

be

credited

against

final

UB-612

trial
expenses. The remaining clinical prepayment amounts are amortized to expense as earned by the CRO and clinical trial sites.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

12
Prepaid

insurance

consists

primarily

of

$
0.7

million

and

$
1.6

million

for

the

unamortized

portion

of

the

Company’s

annual

D&O
insurance fee as of June 30, 2023 and December 31, 2022, respectively.

Prepaid materials and supplies

consist of amounts paid in

advance related to the

procurement and/or production

of materials for use

in
the Company’s

clinical trials,

primarily UB-612.

There were
no

amounts held

by related

parties at

June 30, 2023

and $
0.2

million at
December 31, 2022.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):
June 30, December 31,
2023 2022
Airplane $
11,983
$
11,983
Laboratory and computer equipment
3,310
3,146
Software
426
415
Leasehold improvements
407
403
Facilities, furniture and fixtures
99
37
Vehicles
87
87
Construction in progress
86
65
Total property and equipment
16,398
16,136
Less: accumulated depreciation and amortization
(4,736)
(3,624)
Property and equipment, net $
11,662
$
12,512
Depreciation expense

for the three

and six months

ended June 30,

2023 was $
0.5

million and $
1.1

million, respectively.
Depreciation
expense for the three and six months ended June 30, 2022 was $
0.4

million and $
0.7

million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):
June 30, December 31,
2023 2022
Accrued external research and development $
4,506
$
6,904
Accrued bonuses
2,614
2,568
Accrued professional fees and other
588
1,722
Accrued interest
—
176
$
7,708
$
11,370

8. Other Long-Term

Liabilities
Other long-term liabilities consisted of the following (in thousands):
June 30, December 31,
2023 2022
Accrued taxes
236
236
$
236
$
236
As of June 30, 2023 and December 31, 2022, approximately $
0.2

million of accrued taxes related to penalties and interest the Company may be subject to paying for late filing fees related to a

foreign subsidiary. The Company

expects these amounts to be forgiven but has
accrued for them until the statute of limitations expires and it is appropriate to write them off.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

13
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

The carrying value of the 2025 Note is as follows (in thousands):

June 30, December 31,
2023 2022
Principal $
10,234
$

10,455
Unamortized debt issuance cost
(104)
(131)
Carrying amount
10,130
10,324
Less: current portion
(398)
(391)
Note payable, net of current portion and debt issuance cost $
9,732
$
9,933
As of June 30, 2023, the remaining principal payments for the 2025 Note are as follows (in thousands):

Amount
2023 (remaining 6 months) $
223
2024
458
2025
9,553
$
10,234
Interest expense

associated with

the 2025

Note was

$
0.1

million and

$
0.2

million for

the three

and six

months ended

June 30, 2023,
respectively.

Interest

expense

associated

with the

2025

Note

was $
0.1

million and

$
0.2

million

for

the

three

and

six

months

ended
June 30, 2022, respectively.

Accrued interest of less than $
0.1

million was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
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
The carrying value of the 2022 Promissory Note is as follows (in thousands):
June 30, December 31,
2023 2022
Principal $
3,600
$

4,225
Less: current portion
(994)
(1,113)
Note payable with related party,

net of current portion
$
2,607
$
3,112

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

14
As of June 30, 2023, the remaining principal payments for the 2022 Promissory Note are as follows (in thousands):

Amount
2023 (remaining 6 months) $
488
2024
1,029
2025
1,103
2026
980
$
3,600
Interest expense associated with

the 2022 Promissory

Note was $
0.1

million and $
0.1

million for the

three and six

months ended June 30,
2023, respectively.

10. Common Stock
The Company has reserved shares of Class A common stock for issuance for the following purposes:

June 30, December 31,
2023 2022
Options and RSUs issued and outstanding
22,684,626
20,716,760
Options available for future grants
6,079,959
6,064,003
Warrants issued and outstanding
1,928,020
1,928,020
30,692,605
28,708,783

11. Stock-Based Compensation
2021 Omnibus Incentive Compensation Plan
In November

2021,

the Company

established

the 2021

Omnibus Incentive

Compensation

Plan

(the

“Plan”),

which provides

for

the
Company

to

grant

nonqualified

stock options,

incentive

(qualified)

stock options,

stock

appreciation

rights,

restricted

share

awards,
restricted stock units, performance awards, cash incentive awards and other equity

-based awards (including fully vested shares).

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
11,886,306
.
Stock Options
As of June 30, 2023, there were options to purchase
16,022,171

shares of Class A stock outstanding and options to purchase
6,362,455
shares of Class B stock outstanding, of which options to purchase
11,143,381

shares of Class A common stock and options to purchase
5,015,785

shares of Class B common stock were exercisable, respectively.

As of June 30, 2023, the maximum number of stock options
awards available for future issuance under the Company’s

plan is
6,079,959 .

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

15
The following table summarizes stock option activity during the six months ended June 30, 2023:

Number of Stock
Options
Outstanding
Weighted
Average
Exercise Price
Per Share
Weighted
Average
Remaining
Contractual
Term (years)
Aggregate
Intrinsic Value
(in thousands)
Balance at December 31, 2022
20,416,760
$
5.07
6.8
$
7,166
Granted
3,553,348
2.27
Exercised
(641,162)
0.62
Forfeited
(944,320)
7.33
Balance at June 30, 2023
22,384,626
$
4.66
6.0
$
16,242
Options vested and exercisable at June 30, 2023
16,159,166
$
4.56
5.2
$
—
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the
common stock for those options that had exercise prices lower than the fair value of the common stock as of June 30, 2023.
The intrinsic value of options exercised during the six months ended June 30,

2023 was $
0.8

million.
The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2023 was $
1.88
.
Restricted Stock Units
The following table summarizes the Company’s

restricted stock unit activity for the six months ended June 30, 2023:

Number of
Shares
Weighted
Average
Grant Date
Fair Value
Per Share
Unvested at December 31, 2022
300,000
$
3.76
Issued
—
—
Unvested at June 30, 2023
300,000
$
3.76
Stock-based compensation expense recognized on restricted stock was $
0.1

million for the six months ended June 30, 2023.
Stock-Based Compensation Expense
The

Company

recorded

stock-based

compensation

expense

in

the

following

expense

categories

in

the

accompanying

unaudited
condensed consolidated statements of operations and other comprehensive (income) loss

(in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2023 2022 2023 2022
General and administrative $
1,607
$
1,008
$
3,009
$
2,379
Research and development
827
818
1,649
1,625
Total stock-based compensation

expense
$
2,433
$
1,826
$
4,658
$
4,004
As of

June 30,

2023,

total

unrecognized

compensation

cost

related

to

the unvested

stock-based

awards

was $
16.0

million,

which is
expected to be recognized over a weighted average period of
2.2

years.
12. Income Taxes
The

Company computes

its expected

annual effecti

ve income

tax rate

in accordance

with FAB

Accounting

Standards

Codification
(“ASC”)

740

,

“Income Taxes”

and

makes changes

on a

quarterly

basis,

as

necessary,

based

on certain

factors

such as

changes

in
forecasted annual pre-tax income; changes

to actual or forecasted permanent

book to tax differences; impacts

from tax audits with

state,

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

16
federal or foreign tax authorities; impacts from

tax law changes; or change in

judgment as to the realizability of

deferred tax assets. The
Company identifies items

which are unusual

and non-recurring in

nature and treats these

as discrete events. The

tax effect of

discrete
items is recorded in the quarter in which the discrete events occur.

The Company’s effective tax rate for the three months ended June 30, 2023 and June 30, 2022 was
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
to

the

realization

of

the

deferred

income

tax

asset

balances

to

warrant

the

application

of

a

full

valuation

allowance

for

all

taxing
jurisdictions.
The Company files

income tax returns

in the U.S.

federal and various

state and local

jurisdictions. The Company also

files returns in
numerous foreign jurisdictions

that have varied

years remaining open

for examination, but

generally the statute of

limitations is three
to four years from when the return is filed. As of June 30, 2023,

the Company has no ongoing audits.
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

time, the Company consider

s

it more likely than

not that it will not

have sufficient taxable
income in the future that will allow us to realize these NOL carryforwards.
13. Net Loss Per Share
The Company’s

potentially dilutive securities, which include

warrants, options and restricted stock

units, have been excluded

from the
computation of diluted net loss per share

as the effect would be to

reduce the net loss per

share. Therefore, the weighted average number
of

common

shares

outstanding

used

to

calculate

both

basic

and

diluted

net

loss

per

share

is

the

same.

The

Company

excluded

the
following potential

common shares,

presented based

on amounts

outstanding at

each period

end, from

the computation

of diluted

net
loss per share for the three months ended June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

June 30,
2023 2022
Restricted stock units issued and outstanding
300,000
300,000
Options issued and outstanding
22,384,626
20,339,861
Warrants issued and outstanding
1,928,020
1,928,020
24,612,646
22,567,881

14. Commitments and Contingencies
Contractual Obligations

The Company enters

into agreements

with CROs to

conduct clinical

trials and preclinical

studies and CMOs

to produce

vaccines and
other potential product candidates. Contracts with CROs and CMOs are generally cancellable,

with notice, at the Company’s option.

As of June 30,

2023, the

Company had remaining

prepayments to

CROs of

$
1.3

million and
no

remaining prepayments

to CMOs

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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

17
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

June 30, 2023,

there was
no

balance remaining

in the

accrued liability

related to

this grant.

For the

six months

ended June 30,
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

As of

June 30, 2023,

the Company

had
no

remaining restricted

cash or

accrued liability

related to

CEPI
funding. The Company recognizes payments from CEPI as a reduction of research and development expenses, in the same period as the
expenses

that

the

grant

is

intended

to

reimburse

are

incurred.

For

the

six

months

ended

June 30,

2023,

the

Company

recognized

a
reduction of $
1.8

million of research and development expenses.
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

and six

months ended June 30,

2023 was $
0.2

million and $
0.3

million, respectively.

Rent expense

for the
three and six months ended June 30, 2022 was $
0.1

million and $
0.2

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

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

18
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

indemnify them

against certain

liabilities that

may arise

by reason

of their

status or

service as

directors or

officers. The
maximum potential amount

of future payments the

Company could be

required to make under

these indemnification agreements

is, in
many cases, unlimited.

To

date, the Company

has not incurred

any material costs

as a result

of such indemnification

obligations. The
Company

is

not

aware

of

any

indemnification

arrangements

that

could

have

a

material

effect

on

its

financial

position,

results

of
operations, or cash flows, and it has
no
t accrued any liabilities related to such obligations as of June 30, 2023 and December 31, 2022.

Legal Proceedings

From time to time,

the Company may

become involved in

legal proceedings arising

in the

ordinary course of business.

As of June 30,
2023 and December 31, 2022, the Company was not a party to any material legal matters or claims.
Loss Contingency
In April

2021, the

Company engaged

United Biopharma,

Inc. (“UBP”)

to begin

acquiring raw

materials for

use in

the production

of
GMP grade recombinant protein for UB-612, the Company’s COVID-19 vaccine candidate under an Authorization to Proceed (“ATP”)
agreement for

$
3

million of

materials. Through

August 2021,

$
7.2

million of

materials were

ordered, $
3.0

million of

materials were
received

by UBP

and

paid

for

with an

advance

payment

from

the

Company,

and

the

Company

expensed

$
1.2

million

as these

raw
materials were

used to

produce proteins.

During 2022,

the Company

recognized an

additional $
1.8

million in

expense related

to the
materials authorized under the ATP

that UBP had taken possession of but had not yet used in production.

When the Company

asked to pause

further manufacture

of protein upon

rejection of the

Emergency Use

Authorization application

by
Taiwan in August 2021,

UBP requested

that its

suppliers cancel the

remaining $
4.2

million in

orders for which

it had

not taken

possession
of the

materials. In

the fourth

quarter of

2022, the

Company learned

that most

of the

suppliers refused

to cancel

the orders,

although
some agreed to seek other buyers

for the materials. For these orders,

management has not yet concluded that

a loss for the Company is
probable, or

that one amount

of loss is

a better

estimate than any

other amount,

since they

were not originally

authorized by

the ATP
and UBP’s suppliers may be able

to dispose of some amount to other buyers. Hence, an expense has no
t been recognized for them.
As of August 9, 2023,

there is no claim against the Company by UBP related to these orders, no settlement or other agreement has been reached between the

Company and UBP

or, to

the Company’s

knowledge, between UBP

and its suppliers. Therefore,

the range of the
potential loss is still $
0

to $
4.2

million.

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
5
% of each participant’s annual salary.

During the
three and six months ended June 30, 2023 and 2022, the Company contributed less than $
0.1

million to PRSA accounts.
16. Related Party Transactions
The Company has related party

arrangements with UBI and a number of

its affiliated companies listed namely, United Biomedical, Inc.,
Asia (“UBIA”), UBI Pharma, Inc. (“UBI-P”),

United BioPharma, Inc (“UBP”) and UBI IP Holding (“UBI-IP”).
As of June 30, 2023, UBI owned
44
% of the Company’s stock. The majority of the voting interests in both UBI and the Company were held by a group of immediate family members,

and as such the entities are under common control.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

19
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
UBP MSA - UBP provides

the Company with manufacturing, testing and validation services

.
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
The Company

also considers Destination

Systems, its

aircraft management firm,

a related party

since its

Chief Executive Officer, Landon
Ogilvie, is on the Company’s board

of directors.
Total related party operating activity

is as follows (in thousands):
June 30, December 31,
2023 2022
Consolidated balance sheet
Assets
Prepaid expenses and other current assets $
—
$
237
Amounts due from related parties
407
414
Liabilities
Amounts due to related parties
12,778
12,772
Current portion of note payable
994
1,113
Note payable
2,607
3,112
Accrued interest payable
—
73
Three Months Ended June 30, Six Months Ended June 30,
2023 2022 2023 2022
Operating expenses
Research and development
Services provided by related parties

$
(25)

$
407

$
357

$
1,191
General and administrative
Services provided by related parties

$
303

$
—

$
1,057

$
—
Other income/expense
Related party interest expense

$
64

$
—

$
133

$
—

17. Subsequent Events
Changes in Registrant’s Certifying

Accountant
On

July

21,

2023,

Vaxxinity,

Inc.

(the

“Company”)

was

informed

by

Armanino

LLP

(“Armanino”)

that

it

intends

to

resign

as

the
Company’s independent registered public accounting firm, effective upon the earlier of (i) filing of the Company’s Quarterly

Report on
Form

10-Q

for

the quarter

ending

September

30,

2023

and

(ii)

the Company’s

appointment

of a

new independent

registered

public
accounting firm. The audit committee of the Company’s

board of directors accepted but did not request or recommend Armanino’s resignation.
Armanino advised the Company that its decision was due to Armanino’s transition away from providing financial statement audit
services to public companies.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

20
Armanino’s audit reports

on the Company’s consolidated

financial statements for the years ended

December 31, 2022 and 2021 do

not
contain any adverse

opinion or

disclaimer of opinion

and were

not qualified

or modified

as to

uncertainty,

audit scope,

or accounting
principles. During the

two most recent

fiscal years and

the subsequent interim

period, there

were no (i) disagreements

with Armanino
on any matter of

accounting principles or practices, financial statement

disclosure, or auditing scope or procedure, which

disagreements,
if not

resolved to

the satisfaction

of Armanino,

would have

caused it

to make

reference to

the subject

matter of

the disagreements

in
connection with its report or (ii) “reportable events” as such term is defined in Item 304(a)(1)(v)

of Regulation S-K.
The Company has begun

a search process

to identify a

new independent registered

public accounting firm.

There can be

no assurance
that we will be

able to appoint a new

independent registered public accounting firm on

a timely basis, which would

result in our inability
to file required Exchange Act reports, limit our ability to raise capital, and result in a loss of investor confidence.
Appointment of Global Scientific Director
On July

27, 2023, the

Company announced that

Peter Powchik will

join its

leadership team

as Executive

Vice President, Global Scientific
Director,

effective

October

1,

2023.

He

will

remain

as

a

member

of

the

Company’s

board

of

directors.

In

addition,

the

Company
announced that Ulo Palm will transition from the Company’s

Chief Medical Officer to senior advisor,

effective October

1, 2023.

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
Overview
We

are

engaged

in

the

development

of

rationally

designed

prophylactic

and

therapeutic

vaccines

to

combat

chronic

disorders

and
infectious diseases

with large

patient populations

and unmet

medical needs. While

vaccines have traditionally

been unable

to combat
such disorders effectively and

safely, we believe

our platform could overcome the

traditional hurdles facing vaccines

in this area.

Our
Vaxxine

Platform relies

on a

synthetic peptide

vaccine technology

first developed

by UBI

and subsequently refined

over the

last two
decades. We

believe our

vaccines have

the potential

to combat

conditions that

have not

yet been

successfully treated,

or which

have
primarily been addressed with

monoclonal antibodies (“mAbs”) which,

while generally effective, are

extremely costly and cumbersome,
and

thus

have

limited

accessibility.

Our

pipeline

primarily

consists

of

five

programs

focused

on

chronic

disease,

spanning
neurodegenerative disorders in addition to other neurology and cardiovascular indications. Given the ongoing need for booster vaccines to address COVID-19 and our Vaxxine

Platform’s applicability to infectious disease, we are also opportunistically advancing a product
candidate that addresses SARS-CoV-2.
Our current pipeline

consists of six

programs from early

to late-stage development,

which fall into

3 major areas:

Neurodegeneration,
Next Wave Chronic, and

Infectious Disease.

Our

Neurodegeneration

pipeline

consists

of

UB-311,

our

leading

neurology

product

candidate,

which

targets

Alzheimer’s

disease
(“AD”); UB-312,

which targets Parkinson’s

disease (“PD”) and

other synucleinopathies;

and VXX-301, an

anti-tau product candidate
which has the

potential to address

multiple neurodegenerative

conditions, including

AD.

Our Next Wave

Chronic pipeline consists

of
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
In addition to our

Neurodegeneration and Next Wave Chronic disease pipelines,

given our Vaxxine Platform’s applicability to infectious
disease and the ongoing need for booster vaccines to address SARS-CoV-2,

we are advancing an Infectious Disease product candidate,
UB-612,

as

a

heterologous

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
We have principally funded our

operations through financing

transactions. Through June 30, 2023,

we received

gross proceeds of

$306.8
million in connection with various financing transactions,

including the sale of preferred and common stock, the issuance of promissory
notes (including convertible promissory

notes (“Convertible Notes”)), and

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

losses were $14.0 million

and $17.3 million for the

three months ended June 30, 2023

and 2022, respectively.
Net losses were

$32.4 million

and $35.5 million

for the six

months ended June

30, 2023

and 2022, respectively.

As of June 30,

2023,
we had an

accumulated deficit of $337.1

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
As of the date

of this report,

we expect our existing

cash and cash equivalents

and our short-term

investments, together

with the plans
described above, will be sufficient

to fund our operating expenses

and capital expenditure requirements

for at least the next 12

months
and into mid-2024. See Note 1 to the consolidated financial statements.
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

Resources.”

Recent Developments
On June 22, 2023, we announced positive results from Part B of the Phase 1 clinical trial of UB-312, which showed that UB-312 was
well-tolerated and induced anti-alpha-synuclein (“aSyn”) antibody responses in participants with early PD, meeting the primary
objectives of the trial.

92% of patients (12 out of 13) who completed dosing with UB-312 developed

anti-aSyn antibodies.

UB-312
had an overall adverse event profile similar to placebo.

Two patients experienced

serious adverse events (“SAEs”).

Only one SAE,
deep vein thrombosis, was deemed possibly related to the trial by the investigator,

and all SAEs were resolved. Anti-aSyn antibodies
were also detectable in the cerebrospinal fluid (“CSF”) of patients.
On July 17,

2023, we announced

additional data

from the Phase

1 clinical

trial of

UB-312 showing

that antibodies

derived from UB-
312 slow seeding of

aSyn in the

CSF of patients

with PD, as demonstrated

using multiple target

engagement assays.

UB-312-derived
antibodies showed preferential

binding to aggregated

aSyn isolated

from patients with

PD and Multiple

System Atrophy (“MSA”),

as
observed by dot blot. Preclinical data published in Alzheimer’s Research & Therapy in 2020 showed similar characteristics of UB-312-
derived

antibodies.

UB-312-derived

antibodies

also

successfully

demonstrated

inhibition

of

aSyn

aggregation

in

both

a

seed
amplification assay

(“SAA”) and

a protein

misfolding cyclic

amplification assay

(“PMCA”).

Finally,

aSyn aggregation

was slowed
down in CSF samples from PD patients who received UB-312, as compared to those who received placebo, in the Phase 1 trial.
Interim results from the ongoing Phase 1 trial

of UB-313, our anti-CGRP candidate for migraine, show

that UB-313 was generally well-
tolerated and immunogenic in healthy volunteers.

The primary objectives of the trial are safety and tolerability,

as assessed by adverse
events, and

immunogenicity, as assessed by

serum anti-CGRP antibody

titers.

The secondary

objective is inhibition

of capsaicin-induced
dermal blood flow.

All subjects who received three doses of UB-313 (31 out of 31) developed anti-CGRP antibodies.

Despite a 100%
responder rate, the subjects did not

produce a level of serum

antibody titers we had expected based

on preclinical studies or as compared
to clinical results from

our other clinical programs.

For instance, the

titers induced by

UB-313 were on

average over 100

times lower

than those observed with UB-312 in healthy

volunteers.

After investigation, we believe this was

the result of suboptimal investigational
drug product

manufactured at

a new

contract manufacturer

compared with

prior lots

of the

product candidate.

Based on

the interim
results, we believe that UB-313

is on track to meet the

primary endpoints of the trial;

however, due to the

lower immunogenicity from
suboptimal drug product, UB-313

will not meet the secondary objective.

We believe

we have identified the necessary steps

to address
the manufacturing

issues and

to manufacture

a more

immunogenic product

consistent with

the known

immunogenic potential

of our
platform candidates.
Components of Our Unaudited Condensed Consolidated Results of Operations
Revenue

We recorded

no revenue for the three months ended June 30,

2023 and 2022 and the six months ended June 30,

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
payments from

collaboration

or license

agreements that

we have

entered into

or may

enter

into with

third parties.

We

have incurred
significant

losses

since

our

inception.

We

expect

to

incur

losses

for

the

foreseeable

future

and

may

never

achieve

or

maintain
profitability.
Cost of Revenue

We recorded

no cost of revenue for the three months ended June 30, 2023

and 2022 and the six months ended June 30, 2023 and 2022.
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

testing, validation,

and supply

services. While

this related

party work

has significantly

diminished over

the last

year,
and we expect this trend to continue, we are still reliant on UBIA to provide certain manufacturing-related and prior

-conducted clinical
data that will be needed for

inclusion in our regulatory applications for UB-612.

During the six months ended June 30, 2023

and 2022,
related party expenses were approximately 1.8% and 5.4% of our research and development expenses, respectively.

Where appropriate,

we allocate

certain external

research and

development expenses

on a

program-by-program

basis. These

expenses
primarily

relate

to

third-party

clinical development

services

(such

as

those provided

by

clinical

research

organizations

and

research
laboratories), manufacturing expenses, and consulting and other professional services expenses. The Company's major

programs are in
the

areas

of

Neurodegenerative

Disease,

Chronic

Disease

and

Infectious

Disease.

Other

programs

include

Platform

development
activities and preclinical research. We do not allocate our internal research and development expenses and certain external research and development expenses, such

as personnel expenses,

facility costs, laboratory

materials and equipment

costs, and travel

and entertainment
expenses

related

to

research

and

development

activities,

to

specific

programs

because,

for

example,

our

research

and

development
personnel work across programs,

and programs share

common facilities, laboratory

materials, and equipment,

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

In the event UB-612 obtains regulatory approval and we subsequently commence commercialization of this product, we expect general and administrative expenses will

increase. We have incurred and expect to

continue to incur public

company-related expenses, including
services associated with maintaining compliance with Nasdaq listing and SEC requirements, director and officer liability insurance and investor and public relations costs.
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

Condensed Consolidated Results of Operations
The following is a summary of our unaudited condensed consolidated results of operations

:

Three Months Ended June 30, Six Months Ended June 30,
(In thousands) 2023 2022 Change $ 2023 2022 Change $
Operating expenses:
Research and development $ 8,345 $ 10,664

$

(2,319) $ 19,769 $ 22,142 $ (2,373)
General and administrative 6,082 6,560 (478) 13,422 13,246 176
Total operating expenses 14,427 17,224 (2,797) 33,191 35,388 (2,197)
Loss from operations (14,427) (17,224) 2,797 (33,191) (35,388) 2,197
Other (income) expense:
Interest expense 146 105 41 338 210 128
Interest income (578) (75) (503) (1,145) (80) (1,065)
(Gain) loss on foreign currency translation, net (18) (2) (16) 14 (3) 17
Total other (income) expense,

net
(449) 28 (477) (793) 127 (920)
Net loss $ (13,977) $ (17,252) $ 3,275 $ (32,398) $ (35,515) $ 3,117
Research and Development Expenses

Comparison of the Three Months Ended June

30, 2023 and 2022
Allocated external research and development expenses decreased from $4.5 million for the three months ended June 30, 2022 to $3.1
million for the three months ended June 30, 2023.

Neurodegenerative Disease Program expenses decreased from $1.1 million for the three months ended June 30, 2022 to $0.4 million for
the three months ended June 30, 2023. This decrease primarily resulted from a $0.4 million decrease in expenses for UB-312

primarily
attributable

to

our

Phase

1

trial

entering

the

monitoring

phase,

and

a

$0.2

million

decrease

in

expenses

for

VXX-301

primarily
attributable to reduced pre-clinical activity.

Next Wave

Chronic Disease

Program expenses increased

from $1.7

million for the

three months ended

June 30, 2022

to $2.0

million
for

the

three

months

ended

June 30,

2023.

This

increase

primarily

resulted

from

a

$0.3

million

increase

in

expenses

for

VXX-401
primarily attributable to active patient enrollment in clinical studies during the quarter.
Infectious Disease Program expenses decreased from $1.7 million for the three months ended June 30, 2022 to

$0.6 million for the three
months ended June 30,

2023. This decrease

primarily resulted from

a $1.1 million

decrease in expenses

for UB-612 primarily

attributable
to the trial entering the monitoring phase as all patients were fully enrolled in Q4 2022.
Unallocated research and development expenses

decreased from $6.1 million for the

three months ended June 30, 2022

to $5.2 million
for the three months ended

June 30, 2023. This decrease

primarily resulted from a

$0.7 million decrease in

personnel-related expenses
primarily attributable to

attrition and internal

restructuring,

and a $0.4

million decrease in

external consulting services,

partially offset
by a $0.3

million increase in facility and

laboratory equipment costs attributable

to rental of additional laboratory

and office space and
increased lab maintenance costs.
Comparison of the Six months ended June 30, 2023 and 2022
Allocated external

research and

development expenses

decreased from

$10.3 million

for the

six months

ended June 30,

2022 to

$8.5
million for the six months ended June 30, 2023.

Neurodegenerative Disease Program

expenses decreased from

$1.7 million for the

six months ended June

30, 2022 to

$0.9 million for
the six

months ended

June 30, 2023.

This decrease

primarily resulted

from a $0.9

million decrease

in expenses for

UB-312 primarily
attributable to our Phase 1 trial entering the monitoring phase.

Next Wave

Chronic Disease Program expenses increased

from $3.4 million for the six

months ended June 30, 2022

to $4.0 million for
the six months ended June 30,

2023.

This increase primarily resulted from a

$0.7 million increase in expenses

for VXX-401 primarily
attributable to active patient enrollment in clinical studies.

Infectious Disease

Program expenses

decreased from

$5.1 million

for the

six months

ended June 30,

2022 to

$3.5 million

for the

six
months ended June 30, 2023.

This decrease resulted from a

$1.6 million decrease in expenses

for UB-612 primarily attributable to

the
trial entering the monitoring phase as all patients were fully enrolled in Q4 2022.
Unallocated research and development expenses decreased from $11.

8

million for the six months ended June 30, 2022 to $11.2 million for the six

months ended

June 30, 2023.

This decrease

primarily resulted from

a $1.1

million decrease

in personnel-related

expenses
primarily attributable to

attrition and internal

restructuring, and a

$0.6 million decrease

in external consulting

services, partially offset
by a $0.6

million increase in facility and laboratory

equipment costs attributable to

rental of additional laboratory and

office space and
increased lab maintenance costs, and

a $0.6

million increase in other indirect expenses

primarily attributable to increased

travel and IT
services.
General and Administrative Expenses

Comparison of the Three Months Ended June

30, 2023 and 2022
General and administrative expenses decreased from $6.6 million for the three months ended June 30, 2022 to $6.1 million for the three months ended June 30, 2023.
The decrease

was primarily

due to

a decrease

in director

and officer

insurance expense

of $0.6

million,

a decrease

of $0.2

million in
payroll due

to attrition

and

internal restructuring

,

and

a decrease

in travel

expense of

$0.2

million, partially

offset

by an

increase in
stock-based compensation of $0.6

million.

Comparison of the Six months ended June 30, 2023 and 2022
General and administrative

expenses increased from

$13.2 million for

the six months ended

June 30, 2022 to

$13.4 million for the

six
months ended June 30, 2023.
The increase was due

to increases of $0.6

million in professional services,

$0.6

million in stock-based compensation,

and $0.2 million
in external consulting services, partially offset by decreases in director and officer insurance expense of $1.0 million.

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

June 30, 2023,

we
received gross proceeds of $306.8

million in connection with

various financing transactions,

including the sale of

preferred and common
stock, the issuance of promissory notes (including Convertible Notes), and the execution of SAFEs.

As of June 30, 2023, we had $56.1
million of

cash, cash

equivalents and

short-term

securities to

fund operations,

including

$37.1

million of

cash and

cash equivalents,
$18.8 million of short-term

investments, and a $0.2 million

restricted cash balance, compared to $87.9

million as of December 31,

2022.
The decrease in cash, cash equivalents and short-term securities for the periods reported are primarily due to the factors described under
“Cash Flows” below.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

June 30, December 31,
2023 2022
Balance Sheet Data:
Cash and cash equivalents $ 37,058 $ 33,475
Short-term investments, net 18,790 53,352
Restricted cash 205 1,095
Total assets 71,367 106,399
Total liabilities 36,355 44,222
Total stockholders' equity $ 35,012 $ 62,177
Six Months Ended June 30,
2023 2022
Statement of Cash Flow Data:
Net cash (used in) provided by operating activities $ (32,209) $ (30,051)
Net cash (used in) provided by investing activities 35,350 (1,252)
Net cash (used in) provided by financing activities (449) 20
Net (decrease) in cash, cash equivalents and restricted cash $ 2,692 $ (31,283)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 was

$32.2 million, primarily resulting from a $32.4 million
net loss and

an unfavorable $4.7 million

change in operating assets

and liabilities, partially offset by

total non-cash items of

$4.9 million.
The changes in net

operating assets and

liabilities were primarily due

to a $3.7 million

decrease in accrued

expenses and other

current
liabilities and a $3.4 million decrease in accounts payable, partially offset by a $2.3 million decrease in prepaid expenses. The non-cash adjustments

to net loss primarily consisted of $4.7

million of stock-based compensation and $1.1 million

in depreciation, partially offset
by $0.9 million in amortization of discount on short-term investments.

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
Investing Activities
Net cash provided by investing activities totaled $35.4

million for the six months ended June 30, 2023.

The cash provided by investing
activities consisted primarily

of the acquisition

and redemption of

short-term investments, and

the acquisition

of laboratory and

computer
equipment.

Net cash used in

investing activities totaled

$1.3 million for

the six months ended

June 30, 2022.

The cash used in

investing activities
consisted primarily of the acquisition of equipment.
Financing Activities
Net cash used by financing activities was less than $0.4

million for the six months ended June 30, 2023.

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
As of the

date of this

Quarterly Report, we expect

our existing cash, cash

equivalents and short-term investments, together

with expected
proceeds

from

our

capital-raising

plans

and

expected

savings

from

cost

reduction

efforts,

will

be

sufficient

to

fund

our

operating
expenses for at

least the next

12 months and

into mid-2024.

See Note 1

to the consolidated

financial statements.

As of June 30,

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

•
the timing and extent to which

we increase our personnel to support operations,

including necessary increases in headcount to
conduct and expand our clinical trials, commercialize any approved products and support our oper ations as a public company;
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
•
the current and potential impacts of the Russia-Ukraine conflict, inflation and rising interest rates on our business;

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

as of June 30, 2023,

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

UB-612 to boost COVID-
19 immunity against the original strain and multiple variants of concern, including Omicron, in people aged 16 years or older who have been previously immunized with an authorized COVID-19 vaccine.
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

June 30, 2023

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

of June 30, 2023, indicated

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
as of June 30, 2023,

our disclosure controls and procedures were effective at the reasonable assurance level.
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
We

are providing the

following information to

supplement the risk

factors described

in our Annual

Report on Form

10-K for the

year
ended December 31, 2021, filed with the Securities and Exchange Commission on March

27, 2023.
As of

June 30, 2023,

we had

$56.1 million

of cash,

cash equivalents

and short

term investments

to fund

operations, including

$37.1
million of

cash and

cash equivalents,

$18.8 million

of short-term

investments, and

$0.2 million

of restricted

cash. We

have incurred
substantial operating losses

and negative cash flows

from operations since

inception and expect to

continue to incur

substantial operating
losses and

negative cash

flows from

operations for

the foreseeable

future. See

Note 1

to the

accompanying financial

statements. We
expect

to

finance our

operations

by

raising

new

capital

through

public

or

private

equity

offerings,

strategic

collaborations

and

debt
financing

and

other

capital

sources

or

combinations

thereof,

and

as

needed

reduce

our

costs

through

overhead

reduction,

attrition,
organization restructuring, and curtailment of certain research and development activities. However,

there can be no assurance that our
current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. A failure to raise additional capital or reduce our expenses could have a material adverse effect on our ability to operate our company.
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
__________________________
*

Filed herewith.
**

Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf
by the undersigned, thereunto duly authorized on August 9, 2023.

VAXXINITY,

INC.
By: /s/ Mei Mei Hu
Mei Mei Hu,

President and Chief Executive Officer
(Principal executive officer)
By: /s/ Jason Pesile
Jason Pesile
Senior Vice President, Finance &

Accounting
(Principal

financial

officer

and

principal

accounting
officer)