Form 10-Q
period 2023-09-30
Vaxxinity, Inc.
filed 2023-11-08
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒
As of November 6, 2023, the registrant had
112,871,792
shares of $0.0001 par value Class A common stock outstanding and
13,874,132

shares of $0.0001 par value
Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

revenues, costs,

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

global

conflicts,

including

Russia-Ukraine

and

Israel-Hamas,

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

Table of Contents
Page
PART I—Financial Information
Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)
5

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Income) (Unaudited)
6

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
7

Condensed Consolidated Statements of Cash Flows

(Unaudited)
8

Notes to Condensed Consolidated Financial Statements

(Unaudited)
9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
30
Item 4. Controls and Procedures
31
PART II—Other Information
Item 1A. Risk Factors
32
Item 6. Exhibits
32

Signature
33

PART

I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VAXXINITY,

INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)
September 30, December 31,
2023 2022
Assets
Current assets:
Cash and cash equivalents $
17,395
$
33,475
Short-term investments
25,124
53,352
Restricted cash
206
1,095
Amounts due from related parties
407
414
Prepaid expenses and other current assets
3,224
5,551
Total current assets
46,356
93,887
Property and equipment, net
11,123
12,512
Total assets $
57,479
$
106,399
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable $
2,974
$
5,295
Amounts due to related parties
12,512
12,772
Accrued expenses and other current liabilities
4,744
11,370
Note payable, net of debt issuance cost
402
391
Note payable to related party
929
1,113
Total current liabilities
21,561
30,941
Other liabilities:
Note payable, net of debt issuance cost, net of current portion
9,630
9,933
Note payable to related party, net of current portion
2,347
3,112
Other long-term liabilities
236
236
Total liabilities
33,774
44,222
Commitments and contingencies (Note 14)
(nil) (nil)
Stockholders’ equity:
Class A common stock, $
0.0001

par value;
1,000,000,000

shares authorized,
112,871,792

and
112,182,750

shares issued and
outstanding at September 30, 2023 and December 31, 2022, respectively
278
278
Class B common stock, $
0.0001

par value;
100,000,000

shares authorized,
13,874,132

shares issued and outstanding at
September 30, 2023 and December 31, 2022
1
1
Additional paid-in capital
373,678
366,798
Accumulated other comprehensive loss
(7)
(197)
Accumulated deficit
(350,245)
(304,703)
Total stockholders’ equity
23,705
62,177
Total liabilities and stockholders’ equity $
57,479
$
106,399
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS (INCOME)
(in thousands, except share and per share amounts)
(Unaudited)
Three Months Ended
September 30,
Nine Months Ended
September 30,
2023 2022 2023 2022
Operating expenses:
Research and development $
7,910
$
12,468
$
27,679
$
34,609
General and administrative
5,535
7,300
18,956
20,546
Total operating expenses
13,445
19,768
46,635
55,155
Loss from operations
(13,445)
(19,768)
(46,635)
(55,155)
Other (income) expense:
Interest and other expense
176
54
514
264
Interest and other income
(512)
(545)
(1,657)
(625)
(Gain) loss on foreign currency transactions, net
36
(25)
50
(28)
Total other (income), net
(300)
(516)
(1,093)
(389)
Net loss $
(13,145)
$
(19,252)
$
(45,542)
$
(54,766)
Net loss per share, basic and diluted $
(0.10)
$
(0.15)
$
(0.36)
$
(0.43)
Weighted average common shares outstanding, basic and
diluted
126,736,784
126,036,865
126,272,546
125,899,557
Other comprehensive (income) loss:

Unrealized (gain) loss on investments
(11)
215
(190)
215

Other comprehensive (income) loss
(11)
215
(190)
215
Comprehensive loss $
(13,134)
$
(19,467)
$
(45,352)
$
(54,981)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)
Common Stock-Class A Common Stock-Class B
Shares Amount Shares Amount
Additional Paid-
in Capital
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
2,433
— —
2,433
Unrealized gain on investments — — — — —
31
—
31
Net loss — — — — — —
(13,977)
(13,977)
Balance at June 30, 2023
112,823,912
$
278
13,874,132
$
1
$
371,852
$
(18)
$
(337,101)
$
35,012
Issuance of common stock upon exercise of stock options
47,880
— — —
57
— —
57
Stock-based compensation expense — — — —
1,769
— —
1,769
Unrealized loss on investments — — — — —
11
—
11
Net loss — — — — — —
(13,145)
(13,145)
Balance at September 30, 2023
112,871,792
$
278
13,874,132
$
1
$
373,678
$
(7)
$
(350,245)
$
23,705
Common Stock-Class A Common Stock-Class B
Shares Amount Shares Amount
Additional Paid-
in Capital
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
112
— —
112
Stock-based compensation expense — — — —
1,826
— —
1,826
Net loss — — — — — —
(17,252)
(17,252)
Balance at June 30, 2022
112,129,705
$
278
13,874,132
$
1
$
362,058
$ — $
(264,996)
$
97,341
Issuance of common stock upon exercise of stock options
52,165
- - -
29
- -
29
Stock-based compensation expense - - - -
2,357
- -
2,357
Net loss - - - - -
(215)
(19,251)
(19,466)
Balance at September 30, 2022 112,181,870 $ 278 13,874,132 $ 1 $
364,444
$
(215)
$
(284,247)
$
80,261
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXXINITY,

INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in thousands)
(Unaudited)
Nine Months Ended September 30,
2023 2022
Cash flows from operating activities:
Net loss $
(45,542)
$
(54,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense
1,778
1,144
Amortization of debt issuance costs
39
40
Amortization of discount on short-term investments
(1,222)
(422)
Stock-based compensation expense
6,427
6,361
Changes in operating assets and liabilities:
Amounts due from related parties
7
(7)
Prepaid expenses and other current assets
2,327
3,349
Long-term deposits
—
(2,076)
Accounts payable
(2,321)
127
Amounts due to related parties
(260)
(2,731)
Accrued expenses and other current liabilities
(6,626)
7,530
Net cash used in operating activities
(45,393)
(41,451)
Cash flows from investing activities:
Purchase of short-term investments
(43,587)
(107,526)
Proceeds from maturity of short-term investments
73,227
27,500
Purchases of property and equipment
(389)
(1,574)
Net cash provided by (used in) investing activities
29,251
(81,600)
Cash flows from financing activities:
Repayments of note payable
(331)
(320)
Repayments of note payable with related party
(949)
—
Proceeds from exercise of stock options
453
262
Net cash used in financing activities
(827)
(58)
Change in cash, cash equivalents and restricted cash
(16,969)
(123,109)
Cash, cash equivalents and restricted cash at beginning of period
34,570
145,057
Cash, cash equivalents and restricted cash at end of period $
17,601
$
21,948
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period $
17,601
$
21,948
Less restricted cash
(206)
(3,073)
Cash and cash equivalents end of period $
17,395
$
18,875
Supplemental Disclosure
Cash paid for interest $
592
$
277
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

global government

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
Liquidity and Going Concern Assessment
As of September 30, 2023, the Company had $
17.4

million of cash and cash equivalents and

$
25.1

million of short-term investments to
fund operations. To date, the

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

$
45.5
million for the nine months

ended September 30, 2023. Net cash used

in operating activities for the nine

months ended September 30,
2023 was

$
45.4

million. In

addition, as

of September 30,

2023, the

Company has

an accumulated

deficit of

$
350.2

million. The

Company
expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future.

In accordance

with ASC

205-40, Presentation

of Financial

Statements-Going Concern,

management is

required to

evaluate whether
there are

conditions or

events, considered

in the

aggregate, that

raise substantial

doubt about

the Company's

ability to

continue as

a
going concern within one year after the date that the financial statements are issued. When management identifies conditions or events,
considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern, management must consider whether its plans to mitigate those relevant conditions or events will alleviate the substantial doubt.

Given that the Company has incurred substantial operating losses and negative cash flows from operations since inception and expects to continue

to incur

substantial operating

losses and

negative cash

flows from

operations for

the foreseeable

future, management

assessed
that there are conditions or events, considered

in the aggregate, as of the issue

date of these financial statements, which

raise substantial
doubt about the Company's ability to continue as a going concern.

Management considered whether its plans

to mitigate those relevant conditions

or events will alleviate

the substantial doubt about

the
Company's ability to

continue as a

going concern. These

plans include raising

new capital through

public or private

equity offerings,

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10
strategic collaborations, debt

financing and other

capital sources or

combinations thereof, and

as needed cost

reduction through attrition,
organization restructuring, and curtailment of certain research and development activities.

However, there are significant risks and uncertainties as to whether these plans will be achieved or additional funding will be available on terms acceptable to the Company, or at all.

Due to

the risks

and uncertainties,

management cannot

conclude that

substantial doubt

about the

Company's ability

to continue

as a
going concern has

been alleviated.

As such, there

is substantial doubt

about the entity's

ability to continue

as a going

concern within
one year after the

date that the

financial statements are

issued.

However, since liquidation is

not imminent, the accompanying

unaudited
condensed consolidated financial statements

have been prepared

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

These interim

condensed consolidated

financial statements

are unaudited

and, in

the opinion

of management,

include all

normal and
recurring

adjustments

necessary

to

fairly

present

the

results

of

the

interim

periods.

The

condensed

consolidated

balance

sheet

at
December 31, 2022, has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2023

and cash flows

for the nine

months ended September 30,

2023 are not

necessarily indicative of

the results
that may be expected for the fiscal year ending December 31, 2023 or any other future period. Certain information and note disclosures
normally included in

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

There have been no
changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2023.
Recently adopted accounting pronouncements

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

2016-13
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
Recently issued accounting pronouncements not yet adopted
In August 2020,

the FASB

issued ASU 2020-06,

Debt - Debt

with Conversion and

Other Options (Subtopic

470-20) and Derivatives
and Hedging -

Contracts in Entity's

Own Equity (Subtopic

815-40): Accounting for

Convertible Instruments and

Contracts in an

Entity's
Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The guidance allows for either full retrospective adoption or
modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2024 and early adoption is
permitted. The Company is in the process of evaluating the effect the amendment will have on the consolidated financial statements.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11
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
September 30, 2023 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments $
25,124
$
—
$
—
$
25,124
Money market accounts
10,925
—
—
10,925
Total assets $
36,049
$
—
$
—
$
36,049
December 31, 2022 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments $
53,352
$
—
$
—
$
53,352
Money market account
27,724
—
—
27,724
Total assets $
81,076
$
—
$
—
$
81,076
During the three and

nine months ended September 30, 2023

and the year ended

December 31, 2022, there were
no

transfers between
Level 1, Level 2 and Level 3.
4. Short-Term Investments
The Company’s short-term investments consist of the following (in thousands):
As of September 30, 2023
Amortized Cost
Unrealized
Gains (Losses),
Net Recorded Basis
U.S. Treasury Securities $
25,130
$
(6)
$
25,124
Total $
25,130
$
(6)
$
25,124
As of December 31, 2022
Amortized Cost
Unrealized
Gains (Losses),
Net Recorded Basis
U.S. Treasury Securities $
53,549
$
(197)
$
53,352
Total $
53,549
$
(197)
$
53,352
These securities mature in less than 1 year.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):
September 30, December 31,
2023 2022
Clinical prepayments $
1,762
$
2,679
Prepaid insurance
280
1,870
Prepaid materials and supplies
—
248
Deposits
240
232
Other
942
522
$
3,224
$
5,551
Clinical prepayments consist

of amounts paid

in advance to clinical

research organizations (“CROs”) for

expenses related to

our clinical
trials, primarily UB-612, and included $
1.5

million on deposit as of September 30, 2023 that will be credited against final UB-612 trial expenses. The remaining clinical prepayment amounts are amortized to expense as earned by the CRO and clinical trial sites.

Prepaid

insurance

consists

primarily

of

$
0.3

million

and

$
1.6

million

for

the

unamortized

portion

of

the

Company’s

annual

D&O
insurance fee as of September 30, 2023 and December 31, 2022, respectively.

Prepaid materials and supplies consist of amounts paid in

advance related to the procurement and/or production of materials for use in
the Company’s clinical trials, primarily UB-612. There

were
no

amounts held by related parties

at September 30, 2023 and $
0.2

million
at December 31, 2022.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):
September 30, December 31,
2023 2022
Airplane $
11,983
$
11,983
Laboratory and computer equipment
3,310
3,146
Software
426
415
Leasehold improvements
534
403
Facilities, furniture and fixtures
98
37
Vehicles
87
87
Construction in progress
86
65
Total property and equipment
16,524
16,136
Less: accumulated depreciation and amortization
(5,401)
(3,624)
Property and equipment, net $
11,123
$
12,512
Depreciation

expense

for

the

three

and

nine

months

ended

September 30,

2023

was

$
0.7

million

and

$
1.8

million,

respectively.
Depreciation expense for the three and nine months ended September 30, 2022 was $
0.4

million and $
1.1

million, respectively.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):
September 30, December 31,
2023 2022
Accrued external research and development $
1,720
$
6,904
Accrued compensation
2,689
2,568
Accrued professional fees and other
334
1,722
Accrued interest
—
176
$
4,744
$
11,370

8. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):
September 30, December 31,
2023 2022
Accrued taxes
236
236
$
236
$
236
As of

September 30, 2023

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

The carrying value of the 2025 Note is as follows (in thousands):

September 30, December 31,
2023 2022
Principal $
10,124
$

10,455
Unamortized debt issuance cost
(92)
(131)
Carrying amount
10,032
10,324
Less: current portion
(402)
(391)
Note payable, net of current portion and debt issuance cost $
9,630
$
9,933
As of September 30, 2023, the remaining principal payments for the 2025 Note are as follows (in thousands):

Amount
2023 (remaining 3 months) $
113
2024
458
2025
9,553
$
10,124
Interest expense associated

with the 2025

Note was $
0.1

million and $
0.3

million for the

three and nine

months ended September 30,
2023, respectively.

Interest expense

associated with

the 2025

Note was

$
0.1

million and

$
0.3

million for

the three

and nine

months

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14
ended September 30, 2022, respectively.

Accrued interest of less than $
0.1

million was included in accrued expenses and other current
liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
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
The carrying value of the 2022 Promissory Note is as follows (in thousands):
September 30, December 31,
2023 2022
Principal $
3,276
$

4,225
Less: current portion
(929)
(1,113)
Note payable with related party, net of current portion $
2,347
$
3,112
As of September 30, 2023, the remaining principal payments for the 2022 Promissory Note are as follows (in thousands):

Amount
2023 (remaining 3 months) $
165
2024
1,029
2025
1,103
2026
979
$
3,276
Interest expense

associated with

the 2022

Promissory Note

was $
0.1

million and

$
0.2

million for

the three

and nine

months ended
September 30, 2023, respectively.

10. Common Stock
The Company has reserved shares of Class A common stock for issuance for the following purposes:

September 30, December 31,
2023 2022
Options and RSUs issued and outstanding
22,000,273
20,716,760
Options available for future grants
6,648,567
6,064,003
Warrants issued and outstanding
1,928,020
1,928,020
30,576,860
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
11,886,306
.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15
Stock Options
As of

September 30, 2023,

there were

options to

purchase
15,437,818

shares of

Class A

stock outstanding

and options

to purchase
6,362,455

shares of Class B stock

outstanding, of which options to

purchase
10,948,474

shares of Class A common

stock and options
to purchase
5,039,459

shares of Class

B common stock

were exercisable, respectively. As

of September 30, 2023,

the maximum number
of stock options awards available for future issuance under the Company’s plan is
6,648,567
.
The following table summarizes stock option activity during the nine months ended September 30, 2023:

Number of Stock
Options
Outstanding
Weighted
Average
Exercise Price
Per Share
Weighted
Average
Remaining
Contractual
Term (years)
Aggregate
Intrinsic Value
(in thousands)
Balance at December 31, 2022
20,416,760
$
5.07
6.8
$
7,166
Granted
3,466,782
2.28
Exercised
(689,042)
0.66
Forfeited
(1,394,227)
7.44
Balance at September 30, 2023
21,800,273
$
4.62
6.2
$
6,421
Options vested and exercisable at September 30, 2023
15,987,933
$
4.50
5.9
$
6,338
The aggregate intrinsic value of options

is calculated as the difference between

the exercise price of the

options and the fair value of

the
common stock for those options that had exercise prices lower than the fair value of the common stock as of September 30, 2023.
The intrinsic value of options exercised during the nine months ended September 30, 2023 was $
0.5

million.
The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2023 was $
1.88
.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2023:

Number of
Shares
Weighted
Average
Grant Date
Fair Value
Per Share
Unvested at December 31, 2022
300,000
$
3.76
Forfeited
(100,000)
$
3.76
Unvested at September 30, 2023
200,000
$
3.76
Stock-Based Compensation Expense
The

Company

recorded

stock-based

compensation

expense

in

the

following

expense

categories

in

the

accompanying

unaudited
condensed consolidated statements of operations and other comprehensive (income) loss (in thousands):
Three Months Ended September
30,
Nine Months Ended September
30,
2023 2022 2023 2022
General and administrative $
1,278
$
1,509
$
4,287
$
3,888
Research and development
491
848
2,140
2,473
Total stock-based compensation expense $
1,769
$
2,357
$
6,427
$
6,361
As of September 30, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $
11.4

million, which
is expected to be recognized over a weighted average period of
2.0

years.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16
12. Income Taxes
The Company

computes its

expected annual

effective income

tax rate

in accordance

with FASB

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

months ended September 30, 2023

and September 30, 2022

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

losses, management

determined that

enough uncertainty

exists relative

to the

realization of

the
deferred income tax asset balances to warrant the application of a full valuation allowance for all taxing jurisdictions.
The Company files income

tax returns in the

U.S. federal and various

state and local jurisdictions. The

Company also files returns

in
numerous foreign jurisdictions that have varied

years remaining open for examination, but

generally the statute of limitations

is three
to four years from when the return is filed. As of September 30, 2023, the Company has no ongoing audits.
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
computation of diluted net

loss per share as

the effect would be

to reduce the net

loss per share. Therefore,

the weighted average number
of

common

shares

outstanding

used

to

calculate

both

basic

and

diluted

net

loss

per

share

is

the

same.

The

Company

excluded

the
following potential common

shares, presented based

on amounts outstanding

at each period

end, from the

computation of diluted

net
loss per share for the three months ended September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

September 30,
2023 2022
Options issued and outstanding
21,800,273
20,293,681
Warrants issued and outstanding
1,928,020
1,928,020
Restricted stock units issued and outstanding
200,000
300,000
23,928,293
22,521,701

14. Commitments and Contingencies
Contractual Obligations

The Company enters

into agreements with CROs

to conduct clinical

trials and preclinical

studies and CMOs

to produce vaccines

and
other potential product candidates. Contracts with CROs and CMOs are generally cancellable, with notice, at the Company’s option.

As of September 30, 2023, the Company had

remaining prepayments to CROs of $
1.5

million and
no

remaining prepayments to CMOs
for

activities

associated

with

the

conduct of

its

clinical

trials

and

for

the

production

of

the

Company’s

anticipated

vaccine

product
candidate.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17
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

September 30, 2023,

there was
no

balance remaining

in the

accrued liability

related to

this grant.

For the

nine months

ended
September 30,

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

expenditures contemplated in
the funding

agreement are

incurred. As

funding is

expected to

be received

in tranches

over an

18-month period,

and the

amounts received
in each tranche are

expected to be utilized

within 12 months, the

funds received are

reflected within restricted

cash with a corresponding
short-term accrued

liability.

As of

September 30, 2023,

the Company

had
no

remaining restricted

cash or

accrued liability

related to
CEPI funding. The Company recognizes

payments from CEPI as a reduction of

research and development expenses, in

the same period
as

the

expenses that

the grant

is

intended

to reimburse

are incurred.

For the

nine

months ended

September 30, 2023,

the Company
reduced research and development expenses by $
1.8

million for amounts reimbursed through the grant.
Lease Agreements

The Company has
two

operating lease

agreements for

office and laboratory

space. The Company

is also

required to pay

certain operating
costs under its leases.
In August 2023, the Company entered into a lease for
9,839

square feet of lab and office space with Space Florida in Exploration Park,
Florida commencing August

12, 2023. The lease

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

Rent expense for

the three and

nine months ended

September 30, 2023 was $
0.1

million and $
0.5

million, respectively.

Rent expense
for the three and nine months ended September 30, 2022 was $
0.2

million and $
0.4

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

Platform License Agreement

include claims directed

to a

CpG delivery

system, artificial T

helper cell

epitopes and

certain

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18
designer peptides and proteins utilized in UB-612. In consideration for the Platform License Agreement, the Company issued to UBI a warrant to purchase Class A common stock (the “UBI Warrant”).

The Company considered ASC 805, “Business Combinations” (“ASC 805”) and ASC 730, “Research and Development” (“ASC 730”)
in determining

how to

account for

the license

agreement acquired

and the

issuance of

the UBI

Warrant.

The majority

of the

voting
interests in UBI and in the Company were held by a group

of immediate family members, at the time of the transaction, and as such the
transaction constitutes a common control

transaction, which requires the license to

be accounted for at the

carrying value in the books
of the transferor and the excess of consideration paid over the carrying value as a capital transaction.

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

in
many cases, unlimited.

To

date, the Company has

not incurred any

material costs as

a result of

such indemnification obligations. The
Company

is

not

aware

of

any

indemnification

arrangements

that

could

have

a

material

effect

on

its

financial

position,

results

of
operations, or cash flows, and it has
no
t accrued any liabilities related to such obligations as

of September 30, 2023 and December 31,
2022.

Legal Proceedings

From

time

to

time,

the

Company

may

become

involved

in

legal

proceedings

arising

in

the

ordinary

course

of

business.

As

of
September 30, 2023 and December 31, 2022, the Company was not a party to any material legal matters or claims.
Loss Contingency
In April

2021, the

Company engaged

United Biopharma,

Inc. (“UBP”)

to begin

acquiring raw

materials for

use in

the production

of
GMP grade recombinant protein for

UB-612, the Company’s COVID-19 vaccine candidate under

an Authorization to Proceed

(“ATP”)
agreement for $
3

million of materials. Through August 2021, $
7.2

million of materials were ordered by UBP, $
3.0

million of materials
were received by UBP

and paid for with

an advance payment

from the Company.

The Company has

recognized $
3.0

million in expense
for these materials purchases authorized under the ATP.

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
As of November 8, 2023, there is

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
5
% of each participant’s annual salary. During the
three and nine months ended September 30, 2023 and 2022, the Company contributed less than $
0.1

million to PRSA accounts.

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19
16. Related Party Transactions
The Company has related party arrangements with

UBI and a number of its affiliated companies namely, United Biomedical, Inc., Asia
(“UBIA”), UBI Pharma, Inc. (“UBI-P”), United BioPharma, Inc (“UBP”) and UBI IP Holding (“UBI-IP”).
As of September 30, 2023, UBI

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
In August

2021, Vaxxinity

entered into

a license

agreement with

UBI and

certain of

its affiliates

(collectively,

the “Licensors”)

that
expanded

intellectual

property

rights

previously

licensed

under

the

Original

UBI

Licenses

in

exchange

for

a

warrant

to

purchase
1,928,020

shares of Vaxxinity Class A common stock. The UBI Warrant

is exercisable at an exercise price of $
12.45

per share (subject
to adjustment

pursuant thereto),is

not subject

to vesting,

and has

a term

of
five years
.

See note

14 to the

condensed consolidated

financial
statements.
The Company also considers

Destination Systems, its travel and

logistics firm, a related

party since its Chief Executive

Officer, Landon
Ogilvie, is on the Company’s board of directors.
Total related party operating activity is as follows (in thousands):
September 30, December 31,
2023 2022
Consolidated balance sheet
Assets
Prepaid expenses and other current assets $
—
$
237
Amounts due from related parties
407
414
Liabilities
Amounts due to related parties
12,512
12,772
Current portion of note payable
929
1,113
Note payable
2,347
3,112
Accrued interest payable
—
73

VAXXINITY,

INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20
Three Months Ended September
30,
Nine Months Ended September
30,
2023 2022 2023 2022
Operating expenses
Research and development
Services provided by related parties

$
67

$
—

$
424

$
1,139
General and administrative
Services provided by related parties

$
1,076

$
—

$
2,133

$
—
Other income/expense
Related party interest expense

$
60

$
—

$
193

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

for chronic disorders

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

addresses SARS-
CoV-2.
Our current pipeline consists

of six programs from

early to late-stage development, which

fall into 3 major

areas: Neurodegeneration,
Next Wave Chronic, and Infectious Disease.

Our Neurodegeneration pipeline consists of

UB-311, our leading

neurology product candidate, which targets

the primary pathological
process of

Alzheimer’s disease

(“AD”); UB-312,

which targets

the pathological

process of

Parkinson’s

disease (“PD”)

and other

so-
called

synucleinopathies;

and

VXX-301,

an

anti-tau

protein

product

candidate

which

has

the

potential

to

address

multiple
neurodegenerative conditions,

including AD.

Our Next

Wave

Chronic pipeline

consists of

UB-313, which

targets

Calcitonin Gene-
Related

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

UB-612

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
We have principally funded our operations through

financing transactions. Through September 30,

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

number,

timing, size,

scope and

nature of

various trials

for our

product candidates.

We

anticipate
incurring greater selling and marketing expenses if

we commercialize any of our product candidates

in the future and prepare for

such
commercialization.

Our product candidates are in

clinical stage or pre-clinical stage

development. We

have generated limited revenue
to date

and have

incurred significant

operating losses

since inception.

Net losses

were $13.1

million and

$19.3 million

for the

three
months ended September 30, 2023 and 2022,

respectively. Net losses

were $45.5 million and $54.8 million for

the nine months ended
September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $350.2 million.
We have taken several steps to reduce our rate of cash burn for our research and development and general and administrative activities, including

reducing

headcount

through

attrition

and

organizational

restructuring,

limiting

use

of

external

consultants

and

other
professional services,

and prioritizing

research and

development activities

for certain

programs while

deferring other

activities. As

a
result of these efforts, as of the

date of this report we expect our existing cash

and cash equivalents and short-term investments will be
sufficient to

fund our

operating expenses

and capital

expenditure requirements

through early

Q4 2024.

See Note

1 to

the condensed
consolidated financial statements.
Thereafter, our

viability will depend

on our ability

to raise additional

capital to finance

operations, to successfully

commercialize our
product candidates, if approved, or to enter into collaborations with third parties for the development and / or commercialization of our product candidates.

If we

are unable

to do

any of

the foregoing,

we would

be forced

to delay,

limit, reduce

or terminate

our product
candidate development or future

commercialization efforts. Our

estimates are based on

a variety of

assumptions that may

prove to be
wrong, and we could exhaust our available capital resources sooner than expected. See “— Liquidity and Capital

Resources.”

Recent Developments
In August

2023, results from

the Phase 2a

trial of UB-311

in patients with

mild Alzheimer’s

disease were

published in The

Lancet’s
eBioMedicine.
In October

2023, Peter

Powchik, MD

assumed his

role as

Vaxxinity’s

Executive Vice

President, Global

Scientific Director,

with the
departure of Ulo Palm

and Sumita Ray, JD, assumed her

role as Vaxxinity’s Chief Legal, Compliance, and Administrative Officer,

with
the departure of René Paula.
Also in October 2023,

we have expanded the

Phase 1 trial of

VXX-401 to test higher

dose levels, due to

VXX-401’s favorable

safety
and tolerability profile to date.
Through the second half

of 2023, exploratory target

engagement and biomarker assays from

the Phase 1 clinical

trial of UB-312 have
continued

to

yield

encouraging

results.

UB-312-induced

antibodies

slowed

alpha-synuclein

(“aSyn”)

aggregation

in

PD

patient
cerebrospinal fluid (“CSF”), demonstrating

BBB crossing and clear

target engagement
in vivo
.

UB-312 reduced aggregated aSyn

in PD
patients over time, as compared to placebo, as measured by fluorescence max in a seed amplification assay. A

reduction of aggregated
aSyn over time in the CSF of PD patients immunized with UB-312 was also observed, as compared to those on placebo.
Components of Our Unaudited Condensed Consolidated Results of Operations
Revenue

We recorded no revenue for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and
2022. We

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

September 30, 2023 and

2022 and the

nine months

ended September 30,
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
data that will be needed

for inclusion in our regulatory

applications for UB-612. During the

nine months ended September 30, 2023

and
2022, related party expenses were approximately 1.5% and 11.8% of our research and development expenses, respectively.

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

the condensed consolidated
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

realized. As of September 30, 2023,
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

Three Months Ended September 30, Nine Months Ended September 30,
(In thousands) 2023 2022 Change $ 2023 2022 Change $
Operating expenses:
Research and development $ 7,910 $ 12,468

$

(4,558) $ 27,679 $ 34,609 $ (6,930)
General and administrative 5,535 7,300 (1,765) 18,956 20,546 (1,590)
Total operating expenses 13,445 19,768 (6,323) 46,635 55,155 (8,520)
Loss from operations (13,445) (19,768) 6,323 (46,635) (55,155) 8,520
Other (income) expense:
Interest expense 176 54 122 514 264 250
Interest income (512) (545) 33 (1,657) (625) (1,032)
(Gain) loss on foreign currency translation, net 36 (25) 61 50 (28) 78
Total other (income) expense, net (300) (516) 216 (1,093) (389) (704)
Net loss $ (13,145) $ (19,252) $ 6,107 $ (45,542) $ (54,766) $ 9,224
Research and Development Expenses

Comparison of the Three Months Ended September 30, 2023 and 2022
Allocated external research and development expenses decreased from $6.1 million for the three months ended September 30, 2022 to
$4.0 million for the three months ended September 30, 2023.
Neurodegenerative

Disease

Program

expenses

increased

from

$0.3

million

for

the

three

months

ended

September 30,

2022

to

$0.5
million for the

three months ended

September 30, 2023. This

increase primarily resulted

from a $0.3

million increase in

expenses for
UB-312 primarily attributable to our Phase 1 trial entering the completion phase.

Next Wave

Chronic Disease

Program expenses

increased from

$1.6 million

for the

three months

ended September 30,

2022 to

$1.8
million for the

three months ended

September 30, 2023. This

increase primarily resulted

from a $0.2

million increase in

expenses for
VXX-401 primarily attributable to active patient enrollment in the Phase 1 trial during the quarter.
Infectious Disease Program

expenses decreased from $4.0

million for the

three months ended

September 30, 2022 to

$1.6 million for
the three

months ended

September 30, 2023.

This decrease

primarily resulted

from a

$2.4 million

decrease in

expenses for

UB-612
primarily attributable to the Phase 3 trial entering the completion phase as all patient visits were completed in Q3 2023.
Unallocated research and

development expenses decreased

from $6.4 million

for the three

months ended September 30,

2022 to $3.9
million for

the three

months ended

September 30, 2023.

This decrease

primarily resulted

from a

$1.7 million

decrease in

personnel-
related expenses (including $0.4 million in stock-based compensation) primarily attributable to attrition and internal restructuring,

and
a $0.6 million decrease in external consulting services.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Allocated external research and development expenses decreased from $16.7 million for the nine months ended September 30, 2022 to
$12.4 million for the nine months ended September 30, 2023.

Neurodegenerative

Disease

Program

expenses

decreased

from

$2.2

million

for

the

nine

months

ended

September 30,

2022

to

$1.3
million for the

nine months ended

September 30, 2023. This

decrease primarily resulted

from a $0.6

million decrease in

expenses for
UB-312 primarily attributable to our Phase 1 trial entering the completion phase and a $0.2 million decrease in expenses for VXX-301 primarily attributable to reduced pre-clinical activity.

Next Wave

Chronic Disease

Program expenses

increased from

$5.0 million

for the

nine months

ended September 30,

2022 to

$5.8
million for the

nine months ended

September 30, 2023.

This increase primarily

resulted from a

$0.9 million increase

in expenses for
VXX-401 primarily attributable to active patient enrollment in the Phase 1 trial.

Infectious Disease Program expenses

decreased from $9.2 million

for the nine months

ended September 30, 2022 to

$5.0 million for the
nine

months

ended

September 30,

2023.

This

decrease

resulted

from

a

$4.2

million

decrease

in

expenses

for

UB-612

primarily
attributable to the Phase 3 trial entering the completion phase as all patient visits were completed in Q3 2023.
Unallocated research and development expenses decreased from $17.9 million for the nine months ended September 30, 2022 to $15.3 million for

the nine

months ended

September 30, 2023.

This decrease

primarily resulted

from a

$2.8 million

decrease in

personnel-
related expenses (including $0.3 million in stock-based compensation) primarily attributable to attrition and internal restructuring, and
a $1.1 million

decrease in external

consulting services, partially offset

by a $0.8

million increase in facility

and laboratory equipment
costs attributable to rental

of additional laboratory and

office space and increased

lab supplies and

maintenance costs, and

a $0.4 million
increase in other indirect expenses primarily attributable to increased travel and IT services.
General and Administrative Expenses

Comparison of the Three Months Ended September 30, 2023 and 2022
General and

administrative expenses decreased

from $7.3 million

for the

three months ended

September 30, 2022 to

$5.5 million for
the three months ended September 30, 2023.
The

decrease

was

primarily

due

to

a

decrease

of

$0.7

million

in

personnel-related

expenses

(including

$0.2

million

in

stock-based
compensation) primarily attributable to attrition and internal restructuring,

a decrease in director and officer insurance expense of

$0.5
million, and a $0.3 million decrease in external consulting and professional services.

Comparison of the Nine Months Ended September 30, 2023 and 2022
General and administrative expenses decreased from $20.5 million for the nine months ended

September 30, 2022 to $19.0 million for
the nine months ended September 30, 2023.
The decrease was

due to decreases

of $1.5 million

in director and

officer insurance

expense, $0.6 million

in payroll-related expenses
primarily attributable to

attrition and internal

restructuring, and $0.3

million in external

consulting services, partially

offset by

a $0.5
million increase in external professional services and a $0.4 million increase in stock-based compensation due to the

increase in board
size in early 2023.

Liquidity and Capital Resources
Sources of Liquidity

We have not yet obtained regulatory approval for or commercialized any of our product candidates, which are in various phases of pre-
clinical and clinical development. We have financed operations primarily through the issuance of common stock, convertible preferred stock, borrowings under promissory notes

(including the Convertible Notes) and

the execution of Simple Agreements

for Future Equity
(“SAFEs”).

Through

September 30,

2023,

we

received

gross

proceeds

of

$306.8

million

in

connection

with

various

financing
transactions, including the sale of

preferred and common stock, the

issuance of promissory notes

(including Convertible Notes), and

the
execution of SAFEs. As of

September 30, 2023, we had $42.5

million of cash, cash equivalents

and short-term investments compared
to $86.8 million as of December 31, 2022. The decrease in cash, cash equivalents and short-term securities for the periods reported are primarily due to the factors described under “Cash Flows” below.
In August 2023, we

entered into an at-the-market

offering program pursuant to

which we may issue

and sell, from time

to time, up to
$100,000,000 of

our Class

A common

stock. For

the three

months ended

September 30, 2023,

we did

not sell

any shares

under this
program.

Cash Flows
The

following

table

provides

information

regarding

our

cash

flows

for

the

nine

months

ended

September 30,

2023

and

2022

(in
thousands):

September 30, December 31,
2023 2022
Balance Sheet Data:
Cash and cash equivalents $ 17,395 $ 33,475
Short-term investments, net 25,124 53,352
Restricted cash 206 1,095
Total assets 57,479 106,399
Total liabilities 33,774 44,222
Total stockholders' equity $ 23,705 $ 62,177
Nine Months Ended September 30,
2023 2022
Statement of Cash Flow Data:
Net cash (used in) provided by operating activities $ (45,393) $ (41,451)
Net cash (used in) provided by investing activities 29,251 (81,600)
Net cash (used in) provided by financing activities (827) (58)
Net (decrease) in cash, cash equivalents and restricted cash $ (16,969) $ (123,109)
Operating Activities
Net cash used in operating activities

for the nine months ended September 30, 2023

was $45.4 million, primarily resulting from a

$45.5
million net loss and

an unfavorable $6.9

million change in

operating assets and liabilities,

partially offset by total

non-cash items of

$7.0
million. The changes in net operating assets and liabilities were primarily due to a $6.6 million decrease in accrued expenses and other current liabilities and a $2.3 million decrease in accounts payable, offset by a $2.3 million decrease in prepaid expenses.

The non-cash
adjustments to net loss

primarily consisted of

$6.4 million of stock-based

compensation and $1.8

million in depreciation,

partially offset
by $1.2 million in amortization of discount on short-term investments.

Net cash used in operating activities

for the nine months ended September 30, 2022

was $41.5 million, primarily resulting from

a $54.8
million net

loss, an

unfavorable $6.2

million change

in operating

assets and

liabilities and

total non-cash

items of

$7.1 million.

The
changes in net

operating assets and

liabilities were primarily due

to a decrease

of $2.7 million

in amounts due

to related party,

a
$7.5
million increase in

accrued expenses and

other current liabilities
,
a $3.3 million

increase in prepaid

expenses and a

$2.1 million decrease
in long-term

deposits. The

primary non-cash

adjustments to

net loss

consisted of

$6.4 million

of stock-based

compensation and

$1.1
million in depreciation.
Investing Activities
Net cash provided

by investing activities

totaled $29.3 million

for the nine

months ended September 30,

2023. The cash

provided by
investing activities consisted

primarily of the

acquisition and redemption

of short-term investments,

and the acquisition

of laboratory
and computer equipment.
Net cash used

in investing activities

totaled $81.6 million

for the nine

months ended September 30,

2022. The cash

used in investing
activities consisted primarily of the acquisition of short-term investments.
Financing Activities
Net cash used by financing activities was less than $0.8 million for the nine months ended September 30, 2023.

We repaid $1.3 million
in notes payable principal and received $0.5 million from the exercise of stock options.
Net cash used in financing activities

was $0.1 million for the nine

months ended September 30, 2022. We

repaid $0.3 million in notes
payable principal and received $0.3 million from the exercise of stock options.
Funding Requirements
We

have incurred

net losses

in each

reporting period

since inception.

We

do not

expect to

generate any

revenue unless

and until

we
obtain regulatory approval of and commercialize our product candidates or enter into collaboration or licensing arrangements with one or more third-party strategic partners. We

do not know when, or

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
As of the

date of this

Quarterly Report, we

expect our existing

cash, cash equivalents

and short-term investments,

together with expected
savings from

cost reduction

efforts,

will be

sufficient

to fund

our operating

expenses through

the early

Q4 2024.

See Note

1 to

the
condensed consolidated financial statements.

As of September 30, 2023,

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

Tax-Related Obligations
We

have reserved

$0.7 million

of unrecognized

tax benefits

against NOLs. Additionally,

as of

September 30, 2023,

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
The

majority

of

our

service

providers

invoice

in

arrears

for

services

performed,

on

a

pre-determined

schedule

or

when

contractual
milestones are met; however, some require advance payments. We make estimates of accrued expenses as of each balance sheet date in the condensed consolidated financial

statements based on facts

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

of September 30, 2023, indicated

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
13a-15(e) and

15d-15(e) under

the Exchange

Act). In

designing and

evaluating our

disclosure controls

and procedures,

management
recognizes

that

any

controls

and

procedures,

no

matter

how

well

designed

and

operated,

can

provide

only

reasonable

assurance

of
achieving the desired control objectives. In addition,

the design of disclosure controls and procedures

must reflect the fact that there are
resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures
relative to their costs. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of

September 30, 2023, we

had $17.4 million

of cash and

cash equivalents and

$25.1 million of

short-term investments. We

have
incurred substantial operating losses

and negative cash flows from

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

However, there are significant risks and uncertainties as to whether these plans will be achieved or additional funding will be available on terms acceptable to

the Company, or at all. As

such, there is substantial

doubt about the entity's

ability to continue as

a going concern
within one year after the date that the financial statements are issued.

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
*

Filed herewith.
**

Furnished herewith.

SIGNATURES
Pursuant to the requirements of

the Securities Exchange Act of

1934, the registrant has duly caused

this report to be signed

on its behalf
by the undersigned, thereunto duly authorized on November 8, 2023.

VAXXINITY,

INC.
By: /s/ Mei Mei Hu
Mei Mei Hu,

President and Chief Executive Officer
(Principal executive officer)
By: /s/ Jason Pesile
Jason Pesile
Senior Vice President, Finance & Accounting
(Principal

financial

officer

and

principal

accounting
officer)