Form 10-K
period 2023-12-31
Vaxxinity, Inc.
filed 2024-03-27
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark One)
☒
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year

ended
December 31, 2023
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
155.6

million
based upon the closing stock price of

issuer’s common stock on June 30,
2023
, the last business day of the

registrant’s most recently completed second
fiscal quarter. Shares of common stock held by each officer and director and by each person who may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25,

2024, the registrant

had
112,873,552

shares of $0.0001

par value Class

A common stock

outstanding and
13,874,132

shares of $0.0001
par value Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of

the following document

are incorporated

by reference in

Part III of this

Report: the

registrant’s definitive

proxy statement relating

to its
2024 Annual Meeting

of Shareholders. We

currently anticipate that

our definitive proxy

statement will be

filed with the

SEC no later

than 120 days
after December 31, 2023, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

TABLE OF CONTENTS
PART I
Item 1.
Business
3
Item 1A.
Risk Factors
44
Item 1B.
Unresolved Staff Comments
92
Item 1C.
Cybersecurity
92
Item 2.
Properties
93
Item 3.
Legal Proceedings
93
Item 4.
Mine Safety Disclosures
93
PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
94
Item 6.
[Reserved]
94
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
94
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
104
Item 8.
Financial Statements and Supplementary Data
106
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
134
Item 9A.
Controls and Procedures
134
Item 9B.
Other Information
134
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
134
PART III
Item 10.
Directors, Executive Officers and Corporate Governance
134
Item 11.
Executive Compensation
134
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
134
Item 13.
Certain Relationships and Related Transactions and Director Independence
134
Item 14.
Principal Accountant Fees and Services
134
PART IV
Item 15.
Exhibits and Financial Statement Schedules
135
Item 16.
Form 10-K Summary
137
SIGNATURES
138

PART

I
Unless otherwise indicated

in this report,

“Vaxxinity

,” “we,” “us,”

“our,” and similar terms

refer to Vaxxinity,

Inc. and our

consolidated
subsidiaries.
SPECIAL NOTE REGARDING FORWARD

-LOOKING STATEMENTS
This Annual

Report on

Form 10-K

for the

year ended December 31,

2023 (“Report”) contains

forward-looking statements. Forward-
looking

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
•

the prospects

of UB-612

and other

product candidates,

including the

timing of

data from

our clinical

trials and

our
ability to obtain and maintain regulatory approval for our product candidates;
•

our ability to develop and commercialize new products and product candidates;
•

our substantial doubt about our ability to continue as a going concern;
•

our ability to leverage our AIM Platform (defined below);
•

the rate and degree of market acceptance of our products and product candidates;
•

decreased demand for our COVID-19 product candidate, if and when such product candidate is approved;
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
•

competitive companies and technologies,

including existing third party

approved and market accepted

products in our
industry and our ability to compete;
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
•

general economic,

political, demographic

and business conditions

in the United

States, Taiwan and other

jurisdictions;

•

the

potential

effects

of

government

regulation,

including

regulatory

developments

in

the

United

States

and

other
jurisdictions;
•

our ability to obtain additional financing in future offerings;
•

our ability to maintain our listing on The Nasdaq Global Market;
•

expectations about market trends; and
•

the effects of

the ongoing conflicts between Russia

and Ukraine or Israel and

Hamas and increased tension between
Taiwan and

China on business operations, the

initiation, development and operation of our

clinical trials and patient
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

Item 1. Business.

Overview
We

are a purpose-driven biotechnology company

committed to positively impacting humanity

by democratizing healthcare across the
globe. Our metric for success is simple:

amount of human suffering alleviated. We doggedly pursue this as our north star, and aim to be
number one in the world at this metric. Our vision is to redefine the paradigm for tackling the global epidemic of chronic diseases, and provide cheaper, safer, more convenient and effective medicines to all.

There are many inventions that have served thousands

of lives, and some that have benefited

a million lives, but only a select

few that
have saved billions

lives. These include

the innovations of

fertilizer of the

green revolution to

feed an exponentially

growing population,
hygienic plumbing to

control cholera and

typhoid, and vaccines

to prevent over

20 dangerous or

deadly diseases. We

believe that we
have a technological innovation in medicine with the potential for a billion-person impact within the chronic disease epidemic.

Today’s

approach to

treating patients

suffering from

chronic disease

is focused

on and

increasingly dominated by

drugs, particularly
monoclonal antibodies (“mAbs”), which can be

highly efficacious but remain limited by prohibitive costs,

cumbersome administration,
and

restricted scale.

We

believe our

synthetic peptide-based

Active

Immunotherapy Medicines

Platform (“AIM

Platform” formerly
called the Vaxxine Platform) has the potential to enable a new class of medicines that will improve the quality

and convenience of care,
reduce costs and increase access to

treatments for a wide range of indications.

Moreover, we believe that

due to the unique features of
our AIM Platform, these new medicines can

enable an expansion from treating sick patients

to prevention of illness in healthy people.
Medicine

is

only

as

effective

as

its

access,

and

we

believe

there

is

a

path

to

increasing

the

number

of

people

who

have

access

to
immunotherapies from less than 1% of the world today to nearly anyone that could benefit.

Our AIM

Platform is

designed to

harness the

immune system

to convert

the body

into its

own “mAb

drug factory,”

stimulating the
production of

antibodies with

a therapeutic

or protective

effect. While

traditional vaccines

have been

able to

leverage this

approach
against infectious diseases,

they have historically

been unable to resolve

key challenges in

the fight against

chronic diseases. We believe
our AIM Platform

has the potential

to overcome these challenges

and to bring

the efficiency of vaccines

to a whole new

class of medical
conditions. Our technology has

been commercialized independently in

billions of doses

of animal health

vaccines, tested in

over four
thousand human

subjects across

multiple candidates

and clinical

trials, including

the company’s

first completed

Phase 3

study.

Our
current pipeline

consists of

five chronic

disease product

candidates from

early to

late-stage development

across multiple

therapeutic
areas, including

Alzheimer’s Disease (“AD”),

Parkinson’s disease (“PD”),

migraine and

hypercholesterolemia, diseases

that collectively
affect billions

of people

in the

world today

and of

which hundreds

of millions

more are

at high

risk of

contracting. Additionally,

we
believe our AIM Platform may be used to disrupt the treatment paradigm for a wide range of other chronic diseases, including any that are

or

could

potentially

be

successfully

treated

by

mAbs.

We

have

assembled

an

industry-leading

team

with

extensive

experience
developing successful

drugs that

is committed

to realizing

our mission

of alleviating

the greatest

amount of

suffering we

can in

the
world. Our website address

is www.vaxxinity.com.

The information contained on,

or that can

be accessed through, our

website is not
part of, and is not incorporated into, this Report.

The Chronic Disease Epidemic
More people today are suffering from

a chronic disease than ever before. Chronic diseases

kill 41 million people each year,

or 74% of
all deaths globally.

These diseases are

ongoing, generally incurable illnesses

or conditions that

gradually onset and

tend to be

of long
duration such as heart disease, cancer and AD.

Less than a century ago, the chronic

disease and disability prevalence was about 7.5% in

adults in the U.S. By 2000,

the proportion of
Americans with at least

one chronic disease had

grown to 45%, and

today, only two decades later, it has grown

to 60% of all

adults. The
proportion with multiple

chronic diseases

has similarly skyrocketed

to 40% of

adults in the

U.S. today. Overall, chronic

disease accounts
for 70% of deaths and nearly 90% of overall healthcare expenditure in the U.S.

The epidemic

is not

limited to

the U.S.

or the

developed world.

To

the contrary,

chronic diseases

disproportionately affect

low- and
middle-income countries (LMICs) where 77% of all

chronic disease deaths occur. Each year, 17 million people die of a chronic disease before age

70, and

86% of

these premature

deaths occur

in LMICs.

According to

the World

Health Organization

(“WHO”), chronic
disease

is

closely

linked

with

poverty

in

what

can

become

a

vicious

cycle.

More

limited

access

to

health

services

by

socially
disadvantaged people

underlies increased

incidence of

chronic disease.

Meanwhile, healthcare

costs for

treatment of

these diseases,
which often become lengthy and expensive,

can quickly drain household resources. The WHO

estimates millions of people are forced
into poverty annually due to chronic disease.

Limitations of the Current Healthcare Paradigm
Since 2000, there have

been over 700 new

medicines approved by

the FDA, mostly to

treat chronic illnesses,

and yet the chronic

disease
epidemic continues to grow.

We believe that medicine is only as effective as its access, and many of the newest medicines are limited to less than 1% of the world’s patient population. The current

healthcare paradigm favors the

development of drugs that

are primarily intended for

the U.S. market, for
niche indications and

for treatment of

disease rather than

prevention. Furthermore, these

drugs are expected

to be sold

at price points
that are only accessible to healthcare systems in developed countries, and even within those systems, to a small subset of patients.

One class of drugs in particular exemplifies the current environment: biologics, especially mAbs. In

2022, biologics represented seven
of

the

fifteen top

selling drugs,

of

which

six were

mAbs. The

global

market for

mAbs totaled

approximately $202 billion

in

2022,
representing over 60%

of the total

sales for all

biopharmaceutical products. While

mAbs can provide

life-altering care with

generally
favorable safety

characteristics and

significant health

benefits for

the patients

who receive

them, regular

in-office transfusions

and annual
treatment costs,

which can

exceed hundreds

of thousands

of dollars,

present challenges

to both

patients and

payors. These

price and
administration

hurdles

cause

mAb

treatments

to

be

available

to

only

a

fraction

of

the

population

who

could

benefit

from

them.
Furthermore, mAbs are

often restricted to

moderate to severe

disease and to

later lines of

treatment due to

their high cost,

rather than
prevention or early intervention in disease.
Thus, due to their cost and administrative burden, mAbs account for less than 2% of all prescriptions in the U.S., and, based on internal
estimates, less

than 1%

worldwide. Meanwhile, the

alternative to

mAb treatments

tends to

be small

molecules, which are

sometimes
more accessible to patients, but are often comparatively

less effective with more significant side effects. Collectively, this perpetuates a profound inequity

in healthcare

access, domestically

but even

more so

globally,

that we

believe represents

a tremendous

social and
market opportunity.

Our Scalable AIM Platform Solution
Our vision is to disrupt the existing

paradigm of chronic disease treatment

with a new class of active immunotherapeutic

medicines that
can potentially improve the health of more people, more conveniently, for less money.

Our AIM Platform

is designed to

harness the immune

system to convert

the body into

its own “drug

factory,” to stimulate

the production
of

antibodies

with

a

therapeutic

or

protective

effect,

and

to

be

scaled

to

supply

millions

or

even

billions

of

persons.

In

contrast,
monoclonal antibodies are developed, produced and purified outside the body and then transfused into the patient on a regular basis, as frequently as bi-weekly. Therefore,

mAbs are inherently

less efficient than

active immunotherapies,

or vaccines, which

instead stimulate
antibody production

within the

patient’s

immune system,

requiring both

less active

material and

less frequent

treatments. However,
while traditional

vaccines have

historically been

successful at

addressing infectious

diseases, previous

attempts to

utilize vaccines

to
address

chronic

disease

have

not

achieved

both

acceptable

safety

and

efficacy.

Our

AIM

Platform

technology

contains

modular
components

that

can

be

rapidly

custom-designed

to

mimic

select

biology

and

activate

the

immune

system,

enabling

our

product
candidates to break

immune tolerance when

targeting self-antigens, a property

observed across multiple

clinical and pre-clinical

studies.
Our AIM Platform

depends heavily on

intellectual property licensed

from UBI and

its affiliates, a

related party and

a commercial partner
for us,

who first

developed the

synthetic peptide

vaccine technology

utilized by

our AIM

Platform. The

formulation of

our peptide-
based product

candidates relies

on contract

manufacturers at

this time,

including both

related parties

as well

as third-party

manufacturers.

We

believe

our

AIM

Platform

has

the

potential

to

generate

product

candidates

with

attributes

that

collectively

offer

significant
advantages over both

mAbs and small

molecule therapeutics, and

that some of

these advantages may

allow for use

in a first-line

or a
prevention setting for population health level diseases:
• Cost and Scalability
: Whereas monoclonal antibodies require

costly and complex biological manufacturing
processes,

our

manufacturing

process

is

chemically

based

and

highly

scalable,

and

requires

lower

capital

expenditures.

Our

AIM
Platform has

been designed

and tested

to produce

on a scale

of hundreds

of millions

of doses

of GMP manufactured

material. In

addition,
we design our product candidates to generate antibody production in the body, thus requiring meaningfully less drug substance relative to mAbs, leading to commensurately lower costs.
• Administration and Convenience
: Our product candidates

are designed to be

injected in quarterly or

longer
intervals via intramuscular

injection similar to

a flu shot.

We

believe this offers

considerable convenience compared

to mAbs, which
can require up to bi-weekly dosing via intravenous infusion or subcutaneous injections, and small molecules, which often require daily dosing. We

are also

in the

early stages

of exploring

additional modes

of administration,

including intradermal

delivery that

may be
administered in an at-home setting, potentially offering enhanced convenience to patients.
• Efficacy
: In

our clinical

trials conducted

to date,

our product

candidates have

yielded high

response rates
(90% or above

at target

dose levels for

UB-311, UB-312,

UB-313, and UB-612),

high target-specific

antibodies against self-antigens
(as

seen

in

UB-311,

UB-312,

and

UB-313 clinical

trials)

and

long

durations

of

action (for

UB-311

based

on

titer levels

remaining
elevated between doses, and UB-612 based on half-life). We have observed target engagement in patient CSF in a Phase 1 clinical trial of our UB-312

program.

See our descriptions

of these clinical

trials under “—Our Product

Candidates.” Our AIM

Platform also enables
the

combining

of

multiple

target

antigens

into

a

single

formulation.

For

indications

that

could

be

treated

more

effectively

with

a
multivalent approach, we

believe our AIM

Platform would have

an advantage over

other modalities. Further, because

our AIM Platform
is designed to elicit endogenous antibodies, we believe our product candidates may lessen or avoid altogether the phenomenon of anti-
drug antibodies

which has

limited the

efficacy of

certain mAbs

over time.

Finally,

we believe

that the

improved convenience

of our
product candidates

as compared

to mAbs

has the

potential to

lead to

increased adherence

by patients

and therefore

improve overall
effectiveness of our candidates.
• Safety : Based on our clinical trials to date, our product candidates have been well tolerated. We aim to offer product candidates with safety profiles at least comparable to the relevant mAb or small molecule alternative for the relevant disease.
Our Targeted Impact
Our current

pipeline addresses

leading areas

of unmet

medical need,

from AD

to heart

disease, impacting

nearly 3.5

billion persons
worldwide, and resulting

in over 8

million annual deaths

and $4 trillion

dollars in economic

impact globally. The following table

depicts
our R&D pipeline.
As used in the chart above, “IND” signifies a program has begun investigational new drug (“IND”)-enabling studies.

Our pipeline

consists of

five lead

programs focused on

chronic disease, particularly

neurodegenerative disorders, in

addition to other
neurology and

cardiovascular indications.

For each

candidate, we

believe the

targeted biology

has been

validated or

de-risked either
through published genetic evidence or by a successfully licensed mAb against the same target.

Neurodegenerative Disease Programs:
• UB-311 : Targets toxic forms of aggregated amyloid-beta (“Aβ”) in the brain to fight AD, a disease affecting 44 million people worldwide, resulting in 1.6 million annual deaths and over $3 trillion in estimated economic cost. Phase 1,
Phase 2a and Phase 2a Long Term Extension (“LTE”)

trials have shown UB-311 to be well tolerated in mild-to-moderate AD subjects over three years of repeat dosing, with a safety profile comparable to placebo, with no cases of amyloid-related imaging abnormalities-edema (“ARIA-E”) observed in the main Phase 2a trial, and only one case of ARIA-E in the LTE trial, which was clinically not significant according to the study investigator.

UB-311 was also shown to be immunogenic, with a high responder rate and antibodies that bind to the desired target. Although not powered for statistical significance, the Phase 2a trial showed dose-
dependent trends of slowing of cognitive decline by 48% versus placebo, as measured by CDR-SB. We held an End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) and have aligned upon a large scale efficacy trial, which, pending data, could potentially support initial licensure of UB-311 for the treatment of early AD.

The FDA granted UB-311 Fast Track Designation
in the second quarter of 2022.

The expected timing of the next clinical trial will be determined based upon the timing of additional financing or a strategic partnership.
• UB-312 : Targets toxic forms of aggregated α-synuclein (“aSyn”) in the brain and peripheral tissues to fight
PD and other synucleinopathies, such as Lewy body dementia (“LBD”) and multiple system atrophy (“MSA”), diseases together
affecting 16 million people worldwide, resulting in 400,000 annual deaths and over $80 billion in estimated economic cost. Part A and
Part B of a Phase 1 trial in healthy volunteers and Parkinson’s patients, respectively, have been completed and have shown UB-312 to be well tolerated, with no significant safety findings, and immunogenic, with a high responder rate and antibodies that cross the blood-
brain barrier (“BBB”).

UB-312-induced antibodies were observed in the serum and CSF of both healthy volunteers and PD patients, and showed preferential binding to aggregated aSyn and almost no binding to normal monomeric aSyn. Two exploratory biomarkers were evaluated as measures of target engagement: aggregated aSyn as measured by a semi-quantitative seed amplification assay
(“SAA”), and phosphorylated aSyn (pS129 aSyn).

PD patients with UB-312-induced antibodies in the CSF showed a significant reduction from baseline in pathological aSyn in the CSF compared to the placebo group as measured by both SAA and pS129 aSyn. A post hoc

analysis showed that patients with detectable UB-312-induced antibodies in the CSF exhibited improvement in activities of daily living versus placebo, as measured by the MDS-UPDRS II clinical scale. We believe UB-312 is the first immunotherapy candidate to show data of reduction of pathological aSyn in CSF of PD patients. The next step will be to conduct a Phase 2 trial to optimize a dose regimen and to confirm target engagement in PD patients.

• VXX-301
:

We

are

developing

an

anti-tau

product

candidate

that

has

the

potential

to

address

multiple
neurodegenerative conditions,

including AD,

traumatic brain

injury (“TBI”)

and chronic traumatic

encephalopathy (“CTE”)

by targeting
abnormal tau proteins alone and

in potential combination with other pathological

proteins such as Aβ to

address multiple pathological
processes at once. TBI is estimated to affect 56 million people worldwide and is attributed to approximately 2 million deaths annually.
Our

lead

candidate targets

multiple epitopes

of

tau

and

has

been

shown in

preclinical studies

to

reduce tau

spreading

and

improve
survival in

animal models.

In an

effort to

focus internal

resources, we

have decided

to continue

the development

of VXX-301

only
through a

preclinical research

collaboration with

the University

of Florida,

which has

received a

grant from the

state of

Florida in support
of this project.
Next Wave Chronic

Disease Programs:
• VXX-401
:

Targets

proprotein

convertase

subtilisin/kexin type

9

serine

protease

(“PCSK9”) to

lower

low-
density lipoprotein (“LDL”) cholesterol and reduce the risk of cardiac events. Today,

cardiovascular disease is the leading killer in the
world, accounting

for over

18 million

annual deaths,

affecting both

developed and

developing countries.

Over 2

billion people

have
high cholesterol globally.

As of October 2023, we have expanded

the ongoing first-in-human clinical trial of VXX-401

in Australia to
include two higher

dose cohorts due

to its favorable

safety and tolerability

profile to that

point, for

a total of

six cohorts.

In the

first
quarter of 2024, we submitted a protocol amendment to add a booster dose to these two higher dose cohorts. We expect to report initial
topline data from this trial in mid-2024, with results from the booster dose later in the second half of 2024.

• UB-313
: Targets

Calcitonin Gene-Related Peptide

(“CGRP”) to fight migraines,

a disease affecting

over 1
billion people worldwide, resulting in an estimated over

45 million years lived with disability annually.

In 2023, we completed a first-
in-human Phase 1 clinical trial in healthy volunteers in which UB-313 was generally well tolerated and immunogenic: all subjects who received

three

doses

of

UB-313

(31

out

of

31)

developed

anti-CGRP

antibodies;

however,

serum

antibody

titers

were

lower

than
expected, and due

to this lower

immunogenicity, UB-313 did not meet

the trial’s secondary objective of

capsaicin-induced dermal blood
flow inhibition.

We believe this

was the

result of

a suboptimal

drug product

made by

a new

contract manufacturer, and

we have

identified
the necessary steps to

manufacture a more immunogenic

product consistent with prior

lots and the known immunogenic

potential of our
platform candidates.

In an

effort to

focus internal

resources, we

have deprioritized

this program

and are

not currently

planning on

running
another Phase 1 at this time.
Given the

global COVID-19

pandemic and

our AIM

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

UB-
612 was well tolerated with balanced reactogenicity and no additional safety risks evoked over the licensed COVID-19 comparators.

There were no serious adverse events (“SAEs”) related to UB-612 reported through 12 months of safety follow-up.

Phase 1 and Phase
2 trials of UB-612 have also shown UB-612 to be well tolerated, with over 7,500 doses administered to over 3,750 subjects. In March
2023 we completed rolling submissions for conditional/provisional authorization with regulatory authorities in the United Kingdom and Australia, who are reviewing under their established work share agreement. In November 2023, the MHRA conducted GMP inspections of our overseas CMO facilities responsible for UB-612 manufacture.

We believe a decision on authorization will be made
in 2024.

We

believe

our

AIM

Platform

has

application

across

a

multitude of

chronic and

infectious disease

indications beyond

our

existing
pipeline. We are developing additional product candidates that we believe may address significant

unmet needs both within and

beyond
our current pipeline’s therapeutic areas.
Our Team
We have assembled an experienced group of executives with deep scientific, business and leadership expertise in pharmaceutical and vaccine discovery and development, manufacturing, regulatory and commercialization. Mei Mei Hu, our co-founder and Chief
Executive Officer, has been a member of the executive committee of UBI since 2010. Our board of directors is chaired by our co-
founder Louis Reese, who has been a member of the executive committee of UBI since 2014. Our research efforts are guided by highly experienced scientists and physicians on our leadership team including Dr. Jean-Cosme Dodart, our Senior Vice President of
Research. Our leadership team contributes a diverse range of experiences from leading companies including AstraZeneca, Eli Lilly,
Genentech, Merck, and Pharmacyclics, and were executives in multiple successful mAb and vaccine launches.

As of December 31,
2023, we have assembled an exceptional team of 53 employees, the majority of whom hold Ph.D., M.D., J.D. or Master’s degrees. We also have a highly experienced scientific advisory board consisting of leading doctors and scientists in relevant therapeutic areas.

Our Strategy
Our mission is to alleviate the

most human suffering possible by developing active

immunotherapy product candidates that

improve the
quality of care for chronic diseases and are accessible to all patients across the globe. In order to achieve this mission, we seek to:
• Advance our chronic disease pipeline through clinical stage development : We plan to advance UB-311,
UB-312, and VXX-401 through clinical stage development for the treatment or prevention of chronic diseases, either ourselves or with a strategic partner. We

believe that our differentiated AIM Platform will enable our product candidates, if approved and successfully commercialized, to potentially disrupt the current treatment paradigm for their respective indications. However, there can be no guarantee that we will obtain regulatory approval or commercialize of any such product candidates.

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
Continue

to

improve

our

AIM

Platform
:

In

addition

to,

and

in

conjunction

with,

our

product

candidate
development efforts, we are

continuously working to

improve and enhance

the richness, breadth and

effectiveness of our AIM

Platform.
As our AIM Platform further develops,

we believe that we can both

increase the speed and efficiency of

developing product candidates,
improve the

probability of

technical success

of our

product candidates,

and increase

the number

of product

candidates in

concurrent
development.
•
Maximize the value

of our product candidates

through potential partnerships
: We currently retain

worldwide
rights for all

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
Our AIM Platform
Our AIM

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

UB-312, UB-313,

and UB-612,

with no

significant safety

findings to

date. We

aim to
develop product candidates that are more convenient, more cost-effective and more accessible to large patient populations, with

safety
profiles at least comparable

to relevant mAbs and

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
Our AIM

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
We are advancing our peptide-based AIM

Platform to develop

product candidates that target

chronic diseases and COVID-19.

Our AIM
Platform

comprises

a

proprietary,

custom,

rationally

designed

antigen

capable

of

evoking

an

immune

response

(an

“immunogen”)
formulated with a proprietary

CpG oligonucleotide. The immunogen

contains several advanced

synthetic peptide domains,

including B-
cell epitopes, T-helper

(“Th”) peptide carrier

constructs and peptide

linkers. This composition

enables us to

achieve a highly

specific
immune response

to the

target antigen,

with limited

inflammation and

off-target

effects that

could cause

reactogenicity.

This design
process has evolved into a

repeatable series of well-defined

steps, which has enabled the

development of our current

pipeline of product
candidates.

B-cells
T-cells
Th peptide carriers
Artificial T-helper peptide carriers that activate CD4+ T-cells to enhance immunogenicity
B-cell epitopes
Custom-designed antigens to elicit specific antibodies
S-RBD
Linker
pH buffer Stabilizers
CTL epitopes
Custom peptide immunogens to activate CD8+* T-cells
Th carrier 1
Th carrier n
SARS-CoV-2
S1-RBD
Alzheimer's
Amyloid
Migraine
CGRP
SARS-CoV-2
M protein
SARS-CoV-2
N protein
Chronic Diseases
Infectious Diseases

*CD8+ stimulation only applied in infectious disease setting for this platform

Key Elements of our AIM Platform Constructs and Formulations
When developing a

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

Example: Immunogenicity against Aβ Peptides and Carrier

Guinea pigs @ 6WPI (n=6)

ELISA Titer (Log_{10})
6
5
4
3
2
1
0
Peptide Antigen Only
Traditional Vaccine
(e.g., KLH toxoid)
vaxxinity
$Aβ_{1-14}$
Carrier

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
Our library of peptide carriers enables the use of different carrier molecules or different combinations of carrier molecules, which allows us to potentially regulate the speed of immune response onset as well as the magnitude and duration of that response. For example, a longer duration of response would allow for less frequent dosing. In the case of vaccines for infectious diseases, where T-
cell mediated activity is desirable, our AIM Platform also affords the flexibility to design immunogen constructs that specifically promote cytotoxic T-cell activity when warranted.

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
Our AIM Platform also enables the construction of candidates that target multiple epitopes in a single formulation, whether on multiple
targets or

a single

target.

In certain

cases, targeting

multiple epitopes

of a

single target

could promote

increased target

engagement.

Combinations of

therapies targeting

different molecular

mechanisms are

common in

treating neurologic,

cardiovascular, psychiatric,
metabolic,

respiratory,

infectious

and

oncologic

disease.

Our

AIM

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
4.

When B-cells

function as

APCs and

present the

T-helper

epitope on

MHC Class

II molecules,

interaction
with immunogen-specific CD4+

T-helper

cells provides a

second activation signal

to B-cells, which

causes them

to differentiate

into
plasma cells.
5.

B-cell

epitope-specific plasma

cells produce

high

affinity

antibodies

against the

target

B-cell

epitope. Of
particular

importance

for

targets

located

in

the

central

nervous

system

(“CNS”),

these

antibodies

are

produced

in

sufficient
concentrations to cross the BBB.

UB-311 Serum Anti-Aβ Antibody Titers in Baboons Over Time

Immunogenicity Study (n=4)

ALZ-02-06 BB
ALZ-03-06 BB
$A\beta_{1-28}$ ELISA Titers (Log_{10})
#564 300ug Adjuphos
#565 300ug Adjuphos
#556 300ug Alhydrogel
#561 300ug Alhydrogel
#564 300ug Adjuphos
#565 300ug Adjuphos
#556 1200ug Adjuphos
#561 1200ug Adjuphos
UB-311 Injection: (0) (3) (6) (78)
Weeks Post Initial Immunization

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
AIM Platform Immunogenicity upon Re-dosing
As

shown in

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
Because our AIM Platform may

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
• Competitive advantages
: We

evaluate the extent

to which the

advantages of our

AIM Platform compare

to
the current and potential future standard of care, including convenience, dosing, safety, efficacy and cost.
• Disruptive opportunities
:

We

evaluate

the extent

to which

the potential

disruptive properties

of

our AIM
Platform may play

a role in

treatment paradigms, including

the ability to

“leap-frog” mAbs

and treat patients

in earlier lines

of treatment,
to be used as a prophylactic, to include multiple targets in a single formulation and to be used as an adjuvant therapy.
After assigning values to

each criterion for a

given product candidate, we

weight each criterion according

to a confidential algorithm,
and thereby prioritize product candidates for development. We update these values on a regular basis based on new scientific literature,
trial results and our AIM Platform advancements.
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

Both AD and PD have high prevalence worldwide, and large unmet need with limited or no disease-modifying products

readily

available to

patients. Moreover,

the underlying

pathologies often

begin years

or

decades

before
symptoms may appear and as a result,

early intervention in the disease state, as

well as prevention or delay of onset

strategies, may be
optimal and

more practically

achievable with

a vaccine

approach. While

mAbs can

target the

pathology,

they face

the limitations

of
high cost, cumbersome and inefficient administration and limited access, and are not suited for early treatment or prevention, which we
believe provides a disruptive opportunity for our AIM Platform.
We

believe that

our AIM

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
Underlying Drivers of Our Platform Advantages
Our AIM Platform’s properties drive the unique combination of attributes that we believe will be reflected in our product candidates:
• Cost and Scalability
: Whereas monoclonal antibodies require

costly and complex biological manufacturing
processes,

our

manufacturing

process

is

chemically

based

and

highly

scalable,

and

requires

lower

capital

expenditures.

Our

AIM
Platform has

been designed

and tested

to produce

on a scale

of hundreds

of millions

of doses

of GMP manufactured

material. In

addition,
we design our product candidates to generate antibody production in the body, thus requiring meaningfully less drug substance relative to mAbs, leading to commensurately lower costs.

• Administration and Convenience
: Our product candidates

are designed to be

injected in quarterly or

longer
intervals via intramuscular

injection similar to

a flu shot.

We

believe this offers

considerable convenience compared

to mAbs, which
can require up to bi-weekly dosing via intravenous infusion or subcutaneous injections, and small molecules, which often require daily dosing. We

are also

exploring additional

modes of

administration, including

intradermal delivery

that may

be administered

in an

at-
home setting, potentially offering enhanced convenience to patients.
• Efficacy
: In

our clinical

trials conducted

to date,

our product

candidates have

yielded high

response rates
(90% or above

at target

dose levels for

UB-311, UB-312,

UB-313, and UB-612),

high target-specific

antibodies against self-antigens
(as

seen

in

UB-311,

UB-312,

and

UB-313 clinical

trials)

and

long

durations

of

action (for

UB-311

based

on

titer levels

remaining
elevated between doses, and UB-612 based on half-life). We have observed target engagement in patient CSF in a Phase 1 clinical trial of our UB-312

program.

See our descriptions

of these clinical

trials under “—Our Product

Candidates.” Our AIM

Platform also enables
the

combining

of

multiple

target

antigens

into

a

single

formulation.

For

indications

that

could

be

treated

more

effectively

with

a
multivalent approach, we

believe our AIM

Platform would have

an advantage over

other modalities. Further, because

our AIM Platform
is designed to elicit endogenous antibodies, we believe our product candidates may lessen or avoid altogether the phenomenon of anti-
drug antibodies

which has

limited the

efficacy of

certain mAbs

over time.

Finally,

we believe

that the

improved convenience

of our
product candidates

as compared

to mAbs

has the

potential to

lead to

increased adherence

by patients

and therefore

improve overall
effectiveness of our candidates.
• Safety : Based on our clinical trials to date, our product candidates have been well tolerated. We aim to offer product candidates with safety profiles at least comparable to the relevant mAb or small molecule alternative for the relevant disease.
Additionally,

we

believe

our

AIM

Platform

possesses

important

benefits

reflected

at

the

platform

level,

as

opposed

to

the

product
candidate level:
• Product Candidate Discovery : Our AIM Platform enables the efficient iteration of product candidates in the discovery phase through rapid, rational design and formulation. We are able to screen in high throughput rapidly and at low cost. Upon nominating

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

AIM Platform
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

AD treatment

in the

United States

were

estimated at

$321 billion in

2022 according

to a

study published

by

the American
Journal of Managed

Care, and are

projected to exceed

$1 trillion by

2050. The financial

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
In the last three years, the FDA has approved two different mAbs that target Aβ for the treatment of AD.
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
of Aß. The FDA approved

aducanumab in June 2021, making

it the first approved immunotherapy

for AD, the first new

FDA-approved
treatment since 2003 and, importantly, the first to receive accelerated approval based on a biomarker. By approving aducanumab

on the
basis of biomarker evidence, we believe the FDA set a precedent for developers of neurodegeneration immunotherapies.

Despite

the

milestone

in

the

treatment

of

AD

that

aducanumab’s

approval

represents,

the

drug

has

several

limitations,

and

Biogen
announced

its

discontinuation

in

2024.

Approximately

one-third

of

patients

experience

ARIA-E

related

adverse

events,

which

can
manifest as symptoms

ranging from

headaches to confusion

to coma.

In addition, the

drug must be

administered monthly

via intravenous
infusion in healthcare facilities specifically configured

to support an hour-long infusion process with

healthcare professionals trained to
administer infusion

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

In January 2023, the FDA declined accelerated approval of donanemab due to an insufficiently sized safety database in its Phase 2 trial; however, Lilly filed for approval later in 2023 on the basis of Phase 3 data.
In January 2023, the

FDA granted accelerated

approval to lecanemab,

another mAb targeting Aβ,

jointly developed by

Biogen and Eisai
Co., Ltd. (“Eisai”).

Over 12.5% of patients on lecanemab experience ARIA-E, and physicians who prescribe lecanemab must monitor each patient

using MRI.

Lecanemab must

be administered

every two

weeks as

an intravenous

infusion in

healthcare facilities

specifically
configured to

support an

hour-long infusion

process with

healthcare professionals

trained to

administer infusion

therapies, creating

a
burden for

patients and

additional costs resulting

from the

complex administration process.

Biogen and

Eisai have set

the wholesale
acquisition cost (“WAC”)

price of lecanemab in

the U.S. at $26,500

for the drug product

only, which

does not include administration
and ongoing monitoring costs.

CMS has decided to cover lecanemab under

Medicare Part B with a 20% coinsurance

after a patient has
met their Part B deductible.

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

in the earlier

Phase 1 trial.

No
subjects discontinued trial

participation due to

a treatment emergent

adverse effect (“TEAE”).

No ARIA-E was

observed in quarterly
MRI

scans.

Aβ-related

imaging

abnormalities

related

to

microhemorrhages

or

hemosiderosis

seemed

similar

between

the

UB-311
treatment groups and placebo group. In the

Phase 2a Main Trial,

six SAEs were observed, including three in

the Q6M dosing arm and
one in the Q3M dosing arm. None were deemed related or likely related to UB-311.
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

CSF week 8
Absorbance at 450 nm
Dilution factor (log)
0
1
2
3
4
5
0
2
4
6
900ug
300ug
100ug
30ug
0ug

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

before trial discontinuation
indicated that

UB-311

was well

tolerated, with

return of

anti-Aβ antibody

titers to

peak levels

achieved after

a gap

of as

long as

12
months

between

doses

and

a

continued

trend

toward

evidence

of

disease

modification.

In

the

Phase

2a

LTE

trial,

six

SAEs

were
observed. One case of ARIA-E was

observed in the Phase 2a LTE

trial in a subject 10 weeks

after receiving a dose of UB-311,

which
was clinically not significant according to the study investigator. No SAE was deemed related or likely related to UB-311, and all such events were recovered/resolved

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

first injection to

assess the long-term

immunogenicity and safety of

UB-311. In

this trial, UB-311

was well tolerated,
with the most common TEAE being injection site redness and swelling. No TEAE resulted in the discontinuation or withdrawal of any study participant in the trial. In the Phase 1 trial, one SAE was observed: a case of herpes zoster deemed unlikely related to UB-311.
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
UB-311 Shows Dependent Response in CSF in Pre-Clinical Study

The above graphs demonstrates

that UB-311

induces enough antibodies for

BBB penetration, across

five dose levels in

a pre-clinical
study with cynomolgus monkeys.
Development Plans for UB-311
We have completed an End of Phase 2 meeting with the FDA and obtained guidance on the further development of UB-311.
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

believe that
UB-312 has

the potential

to be

established as

a disease-modifying

treatment modality

for PD,

and possibly

for LBD

and MSA.

Pre-
clinical data indicated

that UB-312 elicits

antibodies that preferentially

recognize pathological forms

of a-synuclein and

improves motor
performance in mouse models of

α-synucleinopathies. Clinical data from our

Phase 1 trial, which we

completed in 2023, indicate that
UB-312 is well tolerated and elicits antibody levels sufficient to cross the BBB (i.e., detectable in CSF) in both healthy volunteers

and
PD patients. Antibodies showed preferential

binding to aggregated aSyn.

Two

exploratory biomarkers were evaluated as

measures of
disease progression: aggregated α-synuclein

as measured by

a semi-quantitative SAA, and

phosphorylated aSyn (pS129 α-synuclein).

A post hoc

analysis showed that

PD patients with UB-312-induced

antibodies in CSF had

significantly less α-synuclein aggregation

and
pS129 α-synuclein

as compared

to placebo.

PD patients

with UB-312-induced

antibodies in

CSF also

showed improvement

in the
clinical Movement Disorder Society – Unified

Parkinson’s Disease Response

Score (“MDS-UPDRS”) Part II activities of

daily living
scale as compared to placebo.

In 2018, the European Medical Agency (“EMA”) granted UB-312 orphan designation for MSA.

aSyn + PD
aSyn + PD + Wk1 Ab
aSyn + PD + Wk17 Ab
8000
6000
4000
2000
0
0
100
200
300
400
Time
(Hours)

Clinical Development
In

Part

B of

a randomized,

placebo-controlled, double-blind,

dose-escalating, single-center

Phase 1

clinical trial

of

UB-312, 20

PD
patients between the ages of 40 and

85 years received three intramuscular

doses of either UB-312 or placebo.

During this 44-week Part
B of the trial, subjects received one of

two different three-dose priming regimens ("Group A" and "Group

B"), with doses on weeks 1,
5, and 13.

Immunogenicity was evaluated by

measuring changes in

serum and CSF

anti- α-synuclein antibody

concentrations during
the course of the

study.

In addition, an exploratory

endpoint was included involving

a clinical assessment

using the MDS-UPDRS.

The
Michael J. Fox Foundation (“MJFF”) has funded a 2-year collaborative project between Vaxxinity,

the Mayo Clinic, and University of
Texas

Houston using

CSF collected

from individuals

enrolled in

Part B

of the

Phase 1

trial of

UB-312.

This work

is evaluating

the
potential of an SAA to assess target engagement, and aims to characterize the anti-α-synuclein antibodies produced after immunization
with UB-312.
UB-312 was

generally safe

and well-tolerated

in PD

patients, with

19 of

20 patients

completing dosing.

The most

common TEAEs
were headache, procedural pain, fatigue, and orthostatic hypotension.

The majority of TEAEs was considered either mild or moderate, and UB-312 was

comparable to placebo.

Two patients experienced SAEs,

of which one

was deemed possibly

related by the

investigator
due to the

timing of onset.

This SAE was a

deep venous thrombosis of

the left leg 50

days after administration of

the second dose of
UB-312.

There were no apparent trends in safety signals,

including ECG, vital signs, and blood and urine assessments.

There was no
difference in

either physician

or participant

reported tolerability

within seven

days after

each administration

of UB-312

compared to
placebo.
UB-312 generated robust

levels of anti-α-synuclein

antibody titers detectable

in the serum

and CSF of

PD patients.

12 out of

13 patients
who completed dosing

had anti-α-synuclein antibodies

detectable in

the serum.

In Group A,

4 out

of 6

patients had

anti-α-synuclein
antibodies

detectable

in

CSF;

in

Group

B,

1

out

of

7

patients

had

anti-α-synuclein antibodies

detectable

in

CSF.

Of

patients

with
detectable

anti-α-synuclein

titers

in

CSF,

the

CSF:serum

antibody

ratio

was

approximately

0.35%.

Antibodies

were

selective

to
aggregated forms of α-synuclein over monomeric α-synuclein as measured by dot blot.
Results

from

a

SAA

performed

at

Mayo

Clinic

suggest

that

UB-312-induced

antibodies

functionally

inhibit

the

aggregation

of

α-
synuclein when spiked into PD patient CSF.
Spiking UB-312 Antibodies into PD Patient CSF Slows Down Alpha-Synuclein Aggregation
This

α-synuclein SAA

performed at

Mayo Clinic

used

antibodies purified

from

subjects in

the

Phase

1

trial of

UB-312.

It

suggests
slowing of the aggregation of α-synuclein in

PD patient CSF samples seeded

with α-synuclein monomers, as measured by

fluorescence
intensity.
We also

directly measured α-synuclein aggregates in the CSF of the PD patients who participated in the Phase 1 trial of UB-312

using
fluorescence max in a SAA.

This showed up to a

20% reduction of aggregated

α-synuclein in PD patient CSF

in Group A, as compared
to a 3% increase in the placebo group (p = 0.024), over the 44-week trial period.

Fluorescence Max
(% change from baseline, means ± SEM)
20
10
0
-10
-20
-30
10
20
30
40
50
Week
UB-312 Priming
+3%
-15%
* -20%
Placebo (n = 6)
Group A (n = 6)
Group B (n = 6)

Reduction of Alpha-Synuclein Aggregates in CSF of PD Patients
This α-synuclein SAA performed at Amprion showed a significant reduction in the pathological species of α-synuclein with UB-312 as
compared to placebo.

*Placebo vs. Group A, two-way RM ANOVA: F
2,19

= 4.047; p = 0.034
An exploratory post hoc

analysis comparing

patients with detectable

anti-α-synuclein antibodies

in CSF to

those without

was performed.

Patients with detectable anti-α-synuclein

antibodies in CSF showed

significant reduction in aggregated

α-synuclein in CSF (28%

versus
placebo, p = 0.0183), as well as improvement in MDS-UPDRS Part II), the activities of daily living clinical scale (p = 0.0062).
This exploratory post hoc

analysis also

examined differences

in levels

of phosphorylated

α-synuclein (pS129)

between patients

with
and without detectable

anti-α-synuclein antibodies in

CSF.

Patients with detectable

anti-α-synuclein antibodies in

CSF showed a

27.2%
reduction in pS129 α-synuclein, as compared to a 19.5% increase observed in the placebo group (p = 0.0351).
Reduction of Phosphorylated Alpha-Synuclein in PD Patient CSF
This assay performed at Magqu demonstrates

a statistically significant reduction in

phosphorylated pS129 α-synuclein in PD patients
with detectable

anti-α-synuclein antibody

titers in

CSF.

*Placebo vs.

UB-312 with CSF

titers at

the end

of the study, Bonferroni

multiple
comparison test p = 0.0351.
Correlations between changes in titers and changes in aggregated α-synuclein were observed.
In Part A of the Phase 1 clinical trial of UB-312, 50 healthy volunteers between the ages of 40 and 85 years received three intramuscular doses of either UB-312 or placebo. During this 44-week Part A of the trial, subjects received three priming doses on the same schedule as described for Part B, with escalating doses ranging from 40μg to 2,000μg. Data from Part A indicated that UB-312 is generally well tolerated, with no significant safety findings. Data from Part A also suggested that UB-312 is highly immunogenic, with all individuals in the 300μg/dose group showing detectable anti-α-synuclein antibodies in both serum and CSF samples. CSF:

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
We paused dosing in high dose

cohorts in Part A

of the trial after

one subject developed

an adverse effect (“AE”)

of special interest

(i.e.,
Grade 3 flu-like symptoms) shortly after receiving the second 1000μg dose of UB-312. Although this AE was transient and not a SAE, data collected

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

CSF of
PD patients.

Three SAEs were observed in Part B, which remains blinded, meaning it remains unknown in which treatment group they
occurred (UB-312 or placebo).
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
Development Strategy
An investigator-initiated

Phase 1 trial

of UB-312 in

PD and

MSA patients

is ongoing at

New York University.

Based on

the encouraging
results from the 20-patient Phase 1 Part B completed in 2023, we plan to take UB-312 into a Phase 2 trial.
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
Using our AIM

Platform, we have

constructed multi-epitope product candidates

that have successfully

demonstrated immunogenicity
and in vitro activity in various models.
We

are also investigating the use of

a multi-target of product candidates

targeting Aβ, α-synuclein, and tau,

as multiple proteins could
be implicated in neurodegenerative diseases.
Next Wave Chronic Disease Programs
Pathological

endogenous

proteins

(“self-proteins”)

drive

a

wide

range

of

chronic

diseases.

While

mAbs

and

small

molecules

have
provided therapeutic

benefits in

the treatment

of these

diseases, inherent

limitations of

these drug

classes have

restricted access

and
adherence to these treatment modalities globally.

Our next wave chronic disease programs are initially focused on hypercholesterolemia and migraine. Monoclonal antibodies have been
approved in both therapeutic areas; however, their high costs have limited access and generally limited use to relatively severe disease.
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

of approximately $1.5 billion

in 2021 and

is expected to

grow to approximately

$2.1 billion
by 2030, including

the addition of inclisiran

to the market. In

addition, both are administered

bi-weekly or monthly,

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
to

bi-weekly

dosing

required

by

some

mAbs.

We

believe

that

lower

manufacturing

costs

commensurate

with

the

requirement

of

meaningfully

less

drug

substance

relative

to

mAbs,

coupled

with

our

ability

to

achieve

commercial

scale

production

rapidly,

may
promote expanded use of this drug class as a first-line therapy,

allowing for treating a greater number of hypercholesterolemia patients than currently treated with mAbs.
Pre-Clinical Data
In August 2022 we announced the selection of VXX-401 as our lead anti-PCSK9 vaccine candidate.

In pre-clinical studies, VXX-401
generated therapeutic

titer levels

of anti-PCSK9

antibodies, a

high response

rate among

dosed animals,

and robust

reduction in

LDL
across multiple species.
Results from

three separate

pre-clinical studies

of VXX-401

in non-human

primates, including

a GLP

toxicity study, have

been published
in the

Journal of

Lipid Research

(Vroom

et al.

2024).

This paper

reported that

VXX-401 triggers

a safe

humoral immune

response
against PCSK9,

consistently "resulting

in the

production of

antibodies and

a subsequent

30-40% reduction

in blood

LDL-C.”

These
effects are sustained over time.

Anti-PCSK9 antibodies generated by VXX-401 bind human

PCSK9 “with high affinity and block

the
inhibitory effects of PCSK9 on LDL-C uptake in a hepatic cell model.”
The GLP toxicology study demonstrated that 5 doses of VXX-401 were safe and well tolerated, with no clinical observations and no pathological findings.

Development Strategy
We

have

initiated

a

first-in-human Phase

1

clinical

trial

of

VXX-401 in

Australia

in

the

first quarter

of

2023.

In

October 2023

we
expanded

this

trial

from

48

subjects

with

elevated

cholesterol

to

64

subjects,

monitoring

for

safety,

immunogenicity,

and

relevant
biomarkers.

We

expect a

topline readout

by mid-2024.

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

50% of

patients. In

2020, the

FDA approved

eptinezumab-jjmr (Vyepti),

an intravenously

infused

anti-CGRP mAb

for the

preventive treatment

of migraine.

The FDA

has also

approved small

molecule anti-CGRP

drugs, including
atogepant (Qulipta)

for the

preventive treatment

of episodic

migraine, ubrogepant

(Ubrelvy) for

the acute

treatment of

migraine, and
rimegepant (Nurtec) for both acute

and preventive treatment of migraine.

Sales for marketed and clinical-stage

anti-CGRP therapeutics
are projected

to reach

approximately $10.1 billion

by 2033.

Despite the

commercial success

that this

class represents,

many of

these
treatments require frequent administration, creating inconvenience for patients.
Our Product Candidate: UB-313
We

are developing UB-313 as

a preventive treatment for

migraine. We

believe UB-313 has

the potential to improve

upon the current
preventive treatments for migraine in multiple aspects: we expect UB-313 will require administration quarterly to annually,

in contrast
to monthly

to quarterly

for currently

marketed mAbs

and frequent

administration for

small molecules.

Furthermore, a

potential long
durability of

response may

offer physicians

and patients

the option

to administer

UB-313 in

an office

setting, which

can potentially
improve adherence. We expect the cost of UB-313 treatment, if approved, to be lower than that of mAbs for migraine.
Clinical Development
In 2023, we completed

a first-in-human Phase 1

clinical trial in 40

healthy volunteers in which

UB-313 was generally well

tolerated and
immunogenic:

all

subjects

who

received

three

doses

of

UB-313

(31

out

of

31)

developed

anti-CGRP

antibodies;

however,

serum
antibody titers were lower than expected,

and due to this lower immunogenicity, UB-313 did not meet

the trial’s secondary objective of
capsaicin-induced dermal blood flow

inhibition.

We

believe this was the

result of a suboptimal

drug product made by

a new contract
manufacturer, and we have identified the

necessary steps to manufacture

a more immunogenic product

consistent with prior lots

and the
known immunogenic potential of our platform candidates.
Pre-Clinical Data
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

initial focus on migraines

and hypercholesterolemia, we believe

our AIM Platform can

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

to geriatrics
and space travel health.
COVID-19 Program
An Overview of COVID-19
COVID-19, caused

by SARS-CoV-2,

has rapidly

swept throughout

the world.

As of

February 2024,

there have

been more

than 700
million confirmed COVID-19 cases and more than 6.9 million

deaths worldwide. Common symptoms of COVID-19 are fever,

cough,
lymphocytopenia and chest radiographic abnormality. A proportion of patients recovering from COVID-19 continue shedding virus for
days, and asymptomatic carriers may also transmit SARS-CoV-2, indicating a risk of a continuous and long-term pandemic.
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
As of February 2024, over 5.1

billion people have been fully

vaccinated against COVID-19.

Nearly all of these people received

at least
one of three types of

vaccine technologies: mRNA, adenovirus vector,

or inactivated virus.

As SARS-CoV-2

continues to evolve and
spread, the market for booster vaccinations has also grown, with over 2.8 billion doses sold to date.
We expect demand for booster vaccinations that are safe and well tolerated, offer long lasting immunity against emerging variants, and allow

for

manageable

storage

and

shipping

conditions

may

last

for

the

foreseeable

future,

particularly

in

low-

and

middle-income
countries

(“LMICs”), similar

to

the

influenza

vaccine

market.

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
balanced T-cell immunity in

humans. UB-612

can be

stored and

shipped at

2° to

8°C (conventional

cold chain

refrigerated temperatures).
An EUA application

for UB-612 was denied

by the TFDA in

August 2021 because

the neutralizing antibody

response generated by

UB-
612

delivered in

an accelerated

two-dose primary

immunization schedule,

as

compared to

that of

a designated

adenovirus vectored
vaccine, did not meet the TFDA’s specified evaluation criteria. We are now pursuing a path to conditional/provisional authorization for
UB-612 as

a heterologous boost

with the Medicines

and Healthcare products

Regulatory Agency (“MHRA”)

and Therapeutic Goods
Administration (“TGA”), the regulatory authorities of the United Kingdom and Australia, respectively.
Clinical Development
In March 2022, Vaxxinity

initiated a Phase 3 pivotal

trial to compare the immune responses

stimulated by homologous boosts mRNA
(BNT162b2), adenovirus (ChAdOx1-S), inactivated virus (Sinopharm BIBP) COVID-19 vaccines, to a heterologous boost of UB-612.
This was an

active-controlled, randomized trial conducted

in the United

States, Panama, and

Philippines under a

platform protocol in
944

subjects

16

years

and

older

who

completed

a

two-dose

primary

immunization

with

one

or

more

of

the

comparator

vaccines
mentioned above.

Eligible subjects

were randomized

into one of

two treatment

arms to

receive a

single dose

of UB-612

or an

active
comparator. The primary

objective of the study was to

determine non-inferiority of UB-612-stimulated neutralizing antibodies against those of the comparator vaccines.

CEPI co-funded this trial, which concluded in 2023.

Following positive topline

results announced in

December 2022, we

completed submissions for

conditional/provisional authorization
with the MHRA in the UK and the TGA

in Australia in March 2023.

We expect that, if successful, these authorizations may enable the commercialization of UB-612 in multiple countries including select LMICs.
Heterologous Booster Data: Phase 3 Trial Topline

Results
In the global pivotal Phase

3 trial, UB-612 elicited strong

neutralizing antibodies against SARS-CoV-2 when compared head-to-head to three globally

authorized platform

vaccines administered

as homologous

boosters, successfully

meeting primary

and key

secondary
immunogenicity endpoints.

The primary endpoints of the trial were

safety and live virus neutralizing antibody

titers against the Wuhan
strain of SARS-CoV-2 at day 29.

Secondary immunogenicity endpoints included neutralizing antibody titers against Omicron BA.5 at day 29,

SCRs at

day 29,

and kinetics

of neutralizing

and RBD

binding IgG

antibody responses

through 12

months.

The primary

objective
of the

trial was

to determine

non-inferiority of

UB-612-stimulated neutralizing

antibodies against

those of

the comparator

vaccines,
where statistical non-inferiority was defined by the

lower bound of the 95% confidence interval

(“CI”) of the geometric mean titer ratio
(“GMR”) > 0.67.

When delivered as a heterologous booster in populations previously vaccinated with Pfizer-BioNTech’s

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

CI: 4.62,
7.20; p<0.0001), 5.93-fold higher against Omicron BA.5 (GMR=5.93; 95% CI: 4.60, 7.65; p<0.0001)
SCR as measured against Wuhan and Omicron BA.5

were key secondary endpoints in the

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
Safety data from the Phase 3 trial suggested that UB-612 was generally well tolerated; no vaccine-related SAEs were reported.
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

Adult subjects who completed the primary 2-dose UB-612 series in the main Phase 2 trial were unblinded and offered a third dose of UB-612.

The third dose of UB-612 stimulated both arms of adaptive immunity in subjects.

The frequency of solicited
and unsolicited adverse events following the third dose was consistent with the safety profile observed after the first and second doses.

Development Strategy
Based on our

belief in UB-612’s

potential utility as

a heterologous booster

dose (boosting the

immunity of a

subject who has

already
received

a

different

vaccine),

we

have

completed

rolling

submissions

for

conditional/provisional

authorization

with

regulatory
authorities in the United Kingdom and Australia, who are reviewing under their established work share agreement.

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

In

January

2024,

Biogen

announced

its

intention

to

discontinue
aducanumab.

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
CGRP-Directed Migraine Treatments
Seven migraine treatments have been approved by the FDA that target CGRP.

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

(Nurtec),

approved

for

both

the

acute

treatment
migraine and the

preventive treatment of

episodic migraine, is

sold by Pfizer

following its acquisition

of Biohaven. Atogepant

(Qulipta),
developed by AbbVie, was approved for the preventive treatment of episodic migraine.
Collaborations
From time to time, we enter into licensing and commercialization agreements when they align with our mission, including the Platform
License Agreement described under

“—Intellectual Property—Platform License Agreement.”

Current collaboration partners include,
the

University of

Central Florida,

the University

of

Florida, and

the University

of

Southampton.

For more

information see

Recent
Developments section.
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
supply

chain

risks.

For

supply

of

our

other

custom

components,

in

addition

to

protein

manufacturing

conducted

by

UBP,

we

have
engaged third party CMOs,

including C S Bio

Co. (“CSBio”) as our

primary peptide supplier for

UB-612 peptides, CPC Scientific

as
our primary peptide

supplier for VXX-401,

Wuxi STA

for process development

and manufacturing services

of oligonucleotides, and
Pharmaceuticals International, Inc (“Pii”) for additional fill-finish services.

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

measures designed to

protect the intellectual

property and commercially

valuable confidential information

and
data used in our business.
In summary,

our patent

estate includes

issued patents

and patent

applications which

claims cover

our AIM

Platform and

each of

our
product candidates.

As of

December 31, 2023,

our patent

estate included

four U.S.

issued patents,

ten U.S.

patent applications,

three
U.S. provisional patent applications, seven pending Patent Cooperation Treaty (“PCT”) patent applications, 34 issued non-U.S. patents and 153 pending non-U.S. patent applications.
For our

product candidates

targeting the

prevention and

treatment of

neurodegenerative disease,

including claims

covering UB-311,
UB-312, and anti-tau,

patent rights are

provided by patents

and patent applications,

the majority of

which are being

prosecuted in the
United States, Australia, Brazil, Canada,

China, the EPO, Hong Kong,

Indonesia, India, Israel, Japan, the

Republic of Korea, Mexico,
Russia,

Singapore,

South

Africa,

Taiwan

and

the

United

Arab

Emirates,

and

three

pending

PCT

applications

and

one

provisional
application in the

U.S., directed to

peptide vaccines for

the prevention and

treatment of neurodegenerative

diseases. These issued

patents
and patent applications, if issued,

and any U.S. or non-U.S.

patent issuing from the PCT

or provisional patent applications, are

expected
to expire between 2033 and 2043, excluding any patent term adjustments or patent term extensions.
For our product candidates directed to peptide immunogens targeting CGRP and formulations thereof for the prevention and treatment
of migraine,

including UB-313,

patent rights

are provided

by a

patent and

patent applications

being prosecuted

in the

United States,
Australia, Brazil, Canada, China, the EPO, India, Indonesia, Japan, Mexico, Russia, the Republic of Korea, Singapore, Taiwan and the
United Arab Emirates. The

issued patent and these

patent applications, if issued,

are expected to expire

in 2039, excluding any

patent
term adjustments or patent term extensions.
For

our

product

candidates

targeting

cholesterol

and

cardiovascular

disease,

including

our

anti-PCSK9

product

candidate

targeting
PCSK9 and

formulations thereof for

prevention and treatment

of PCSK9-mediated disorders,

we have

pending patent applications

in
the United States, Australia, Brazil, Canada, the EPO, India, Indonesia, Japan, Mexico, the Philippines, the Republic of Korea, Russia,
Saudi Arabia,

Taiwan,

the United

Arab Emirates,

and Vietnam.

These patent

applications, if

issued, are

expected to

expire in

2041,
excluding any patent term adjustment or patent term extension.
For our

product candidates

targeting SARS-CoV-2,

including UB-612

for COVID-19,

we have

an issued

patent and

pending patent
applications

in

the

United

States,

Argentina,

Australia,

Brazil,

Canada,

the

EPO,

India,

Indonesia,

Japan,

Mexico,

Pakistan,

the
Philippines, the Republic of

Korea, Russia, Saudi Arabia,

Taiwan,

United Arab Emirates,

and Vietnam,

and four pending

PCT patent
applications.

The

issued

patent

and

these

patent

applications,

if

issued,

and

any

U.S.

or

non-U.S.

patent

issuing

from

the

PCT
applications, are expected to expire between 2041 and 2043, excluding any patent term adjustments or patent term extensions.
For each product candidate utilizing the AIM Platform, additional patent rights directed to artificial T helper cell epitopes and to a CpG delivery

system

are

provided

by

patents

and

patent

applications,

the

majority

of

which

are

being

prosecuted

in

the

United

States,
Australia, Brazil,

Canada, Chile,

China, Colombia,

the EPO,

Indonesia, India,

Israel, Japan,

Mexico, New

Zealand, Philippines,

the
Republic of Korea, Russia,

Singapore, South Africa, Taiwan, Thailand, Ukraine,

the United Arab Emirates,

and Vietnam. The members
of one family of patents expired

in 2023, except for two U.S.

patents that will expire in 2025

and 2026. With regards to

the rest of the
families that cover the

AIM Platform, the issued

patents and patent applications,

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
Before testing any compounds

with potential therapeutic value

in humans, the product

candidate enters the pre-clinical

study stage. Pre-
clinical tests, also

referred to as

nonclinical studies, include

laboratory evaluations of

product chemistry,

toxicity and formulation,

as
well as animal

studies to assess

the potential safety

and activity of

the product candidate.

The Consolidated Appropriations

Act for 2023,
signed into law on December 29, 2022, (P.L. 117

-328) amended both the FDCA and PHSA to specify that nonclinical testing for drugs and biologics, respectively,

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

potential
for a military

emergency, involving a heightened

risk to U.S.

military forces

of attack with

a specified

biological, chemical,
radiological or nuclear agent or agents; or
•

a determination by the Secretary of the DHHS that a

public health emergency that affects, or has

the significant potential
to affect, national security and that involves a

specified biological, chemical, radiological or nuclear agent or agents, or

a
specified disease or condition that may be attributable to such agent or agents.
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

that have their origin
in the Declaration of Helsinki.

Employees and Human Capital Resources
As of December 31, 2023, we employed 57 full-time

employees and 8 part-time employees. Of these 57

full-time employees, 54 were
located in the

United States, 2

were located in

Ireland and 1

was located in

the UK.

As of March

1, 2024, we

employed 50 full-time
employees and 9 part-time employees. Of these 50 full-time employees, 47 were located in the United States, 2 were located in Ireland and 1 was located in

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

•

even if we obtain regulatory approval of, or commercialize, any of our product candidates in one or more jurisdictions, we may never obtain approval for, or commercialize,

our product candidates in other jurisdictions;

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

•

we have incurred significant losses since our inception, we expect to incur losses for the foreseeable future and may never achieve or maintain profitability and there exists substantial doubt as to our ability to continue as a going concern
over the next twelve months;

•

conflicts of interest and disputes exist and may further arise between us and UBI and its affiliates, and these conflicts and disputes might ultimately be resolved in a manner unfavorable to us;
•

we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations;

•

while our Class A common stock is expected to continue listing on The Nasdaq Global Market, there is no guarantee as to how long such listing will be maintained;

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
Our business is dependent on the successful development, regulatory approval and commercialization of product candidates based on our AIM Platform. If we and our collaborators are unable to obtain approval for and effectively commercialize our product candidates, our business would be significantly harmed. Even if we complete the necessary pre-clinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain, and we may not be able to obtain approvals for the commercialization of any product candidates we may develop. Changes in regulatory approval policies, changes in or the enactment of additional statutes or regulations, or changes in regulatory review processes, may cause delays in the approval of a particular product candidate or rejection of an application for a particular product candidate. We have not obtained regulatory approval for any product candidate to date, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future
will ever obtain regulatory approval. Any regulatory approval we ultimately obtain may be limited or subject to restrictions, including labeling requirements, or post-approval commitments that render the approved product not commercially viable.

See “—Even if we
obtain approval of any of our product candidates in one or more jurisdictions, we may never obtain approval for or commercialize any of our products in other jurisdictions, which would limit our ability to realize the full market potential of our product candidates.”

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

•

disruptions from events surrounding the ongoing conflicts between Russia and Ukraine or Israel and Hamas and increased tension between Taiwan and China;
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
In addition, pre-clinical and clinical data are often susceptible to varying interpretations and analyses and results from post-hoc data analysis may not be predictive of final results and may not support product approval. Many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval for
their product candidates. Regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Additionally, the FDA typically does not accept post-
hoc data analyses as support for regulatory approval. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by regulatory authorities. Regulatory authorities may disagree with the design or implementation of our clinical trials and may disagree with our interpretation of data from pre-clinical studies or clinical trials.
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
We will be required to identify and enroll a sufficient number of patients for our planned clinical trials. Trial participant enrollment could be limited in future trials given that many potential participants may be ineligible because of pre-existing conditions, medical treatments or other reasons. For example, the next phase of our UB-311 development could be affected by worldwide effects resulting from the ongoing conflicts between Russia and Ukraine or Israel and Hamas, increased tension between Taiwan and China and other geopolitical factors. We may not be able to initiate or continue clinical trials required by applicable regulatory authorities or any of our other product candidates that we pursue if we are unable to locate and enroll enough eligible patients or volunteers to participate in these clinical trials. Patient enrollment is affected by other factors, as well, including the incidence and severity of the disease under investigation; the design of the clinical trial protocol; the size and nature of the patient population; the eligibility criteria for the trial in question; the perceived risks and benefits of the product candidate under trial; the perceived safety and tolerability of the product candidate; the proximity and availability of clinical trial sites for prospective patients; the availability of competing therapies and clinical trials; effects of the COVID-19 pandemic on our clinical trial sites; our ability to monitor patients adequately during and after treatment; patient referral practices of physicians; clinicians’ and patients’ perceptions as to the potential advantages of the drug being
studied in relation to other available therapies, including standard-of-care and any new drugs that may be approved for the indications we are investigating; and efforts to facilitate timely enrollment in clinical trials.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-
approval study or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy
(“REMS”) to approve our product candidates, which could entail requirements for a medication guide, physician training

and
communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if one of our product candidates is approved in the United States or abroad, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post- market information. Manufacturers and manufacturers’ facilities are required to comply with extensive requirements by regulatory authorities, including ensuring that quality
control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
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
We commenced operations through UNS and COVAXX

in 2014 and 2020, respectively, and as Vaxxinity

in March 2021. Our
operations to date have been limited to organizing and staffing Vaxxinity,

business planning, raising capital, developing our AIM
Platform, identifying and testing potential product candidates and conducting clinical trials. We have a limited track record of successfully conducting late-stage clinical trials, obtaining marketing approvals, manufacturing a commercial-scale product

or
arranging for a third-party to do so on our behalf, or conducting sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects considering the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
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
We and our collaboration partners have conducted, currently are conducting and intend in the future to conduct, clinical trials outside the United States, including but not limited to Australia, Belgium, Netherlands, Panama, Philippines and Taiwan.
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
If any of our product candidates are approved, but do not achieve an adequate level of acceptance by government agencies as well as
physicians, patients and the medical community, we may not generate sufficient revenue from these products, and we may not become or remain profitable. We also expect competition from existing approved and market accepted products, such as the Moderna and
Pfizer-BioNTech vaccines, to impact our ability to generate revenues. In addition, efforts to educate the medical community and third-
party payors on the benefits of our product candidates may require significant resources and may never be successful.

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
As of December 31, 2023, the Company had $4.9 million of cash and cash equivalents and $25.5 million of short-term investments to fund operations. We believe that we will continue to expend substantial resources for the foreseeable future developing our proprietary product candidates. These expenditures will include costs associated with research and development, conducting pre-clinical studies and clinical trials, seeking regulatory approvals, as well as launching and commercializing products approved for sale and costs associated with manufacturing products. In addition, other unanticipated costs may arise. Because the outcomes of our anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the
development and commercialization of our proprietary product candidates.
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
We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future and may never achieve or maintain profitability. There exists substantial doubt as to our ability to continue as a going concern over the next twelve months.
We have incurred significant losses since our inception. We

had net losses of approximately $56.9 million and $75.2 million for the years ended December 31, 2023 and December 31, 2022 respectively. As of December 31, 2023, our consolidated accumulated deficit was $361.6 million. Our recurring losses from operations together with the factors described below raise substantial doubt about our ability to continue as a going concern, and our independent public accounting firm included an explanatory paragraph regarding the same in its report to our Annual Report on Form 10-K for the year ended December 31, 2023. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our Class A common stock and may have adverse consequences on our ability to raise financing in the future. While we have implemented cost reductions, our finite cash resources available to execute our business plan present the risk that we will not have sufficient cash available in the amount or at the time we need it to fund our ongoing operations and execute our business plans on our timeliness.

We will need to raise additional capital and
may need to undertake additional cost saving measures to expand our cash runway. This additional capital could be raised through a combination of non-dilutive financings (including collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity, equity-linked and/or debt financings) and, potentially, from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized.

There can be no assurance that new financings or other capital raising transactions will be available to us on commercially acceptable
terms, or at all. See also Note 1 – Nature of Business to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report for additional discussion of our liquidity and ability to continue as a going concern.
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

Our revenue to date has been generated from the sales of our ELISA test and the sale of an option to negotiate a license with UNS
(which option has expired). Our ability to generate revenue and achieve profitability in the future depends in large part on our ability, alone or with our collaborators, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, our product candidates and AIM Platform. We may never succeed in these activities and may never generate revenue from product sales that is significant enough to achieve profitability. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
We need additional funding to fully execute our business plan. Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technology or product candidates.
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
If we raise additional funds through collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, including geographic and regional agreements, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are
unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
As of December 31, 2023, we had U.S. federal net operating loss carryforwards (“NOLs”) of $178.8 million,

which may be available
to offset future taxable income, if any, but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an
“ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and other tax attributes to offset future taxable income. Our existing NOLs and tax attributes may be subject to limitations arising from previous ownership changes, and if we undergo future ownership changes, our ability to utilize NOLs and research and tax attributes could be further limited by Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize a portion of our existing NOLs or research and tax attributes.
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
The formulation of peptide-based medicines is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and analytics. We are currently dependent on contract manufacturers, including
UBI, its affiliates, CSBioa, Pii, and WuXi STA,

to conduct the manufacturing and supply activities for our product candidates and the underlying component parts, but may choose to conduct these manufacturing activities ourselves in the future. If our contract manufacturers are unable to manufacture our product candidates in clinical qualities and quantities or, when necessary, in commercial quantities and at sufficient yields, then we will need to identify and reach supply arrangements with additional third parties. This may delay or halt our clinical trials. For example, we believe that UB-313 did not meet the Phase 1 clinical trial’s secondary objective of capsaicin-induced dermal blood flow inhibition due to a suboptimal drug product made by a new contract manufacturer. Further, our product candidates may be in competition with other products for access to these facilities and may be subject to delays in manufacture if our contract manufacturers give other products higher priority. We and our contract manufacturers must comply with
cGMP,

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

Agreement”),
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

Further, we have been advised that there is currently an ongoing dispute within UBI between Dr. Wang and members of UBI’s board
of directors relating to certain corporate governance matters, including the overall management and control of UBI, as well as its
relationship with the Company. Specifically, we have been advised that Dr.

Wang attempted to replace the UBI board of directors in
July and August 2021 and asserted that she is the majority shareholder of UBI, which we understand UBI’s other directors dispute as invalid and incorrect. In April 2023, a judgment from a Texas court confirmed the management and control structure of UBI, adjudicating that Dr. Wang

has no authority to manage or control UBI. Dr. Wang

filed litigation against UBI and its Directors that is
currently pending in New York state court. This dispute has created risks and uncertainties for us, and this dispute or any resolution of it could negatively impact us, including, without limitation, by impairing our ability to work with UBI and its affiliates as a commercial partner in the future and/or otherwise adversely affecting other existing arrangements with or involving UBI or its affiliates. Late in the day on November 9, 2021, counsel to the Company received correspondence on behalf of Dr. Wang (the
“Correspondence”). The Correspondence outlined Dr. Wang’s

concerns that the preliminary prospectus for our initial public offering, subject to completion, dated November 5, 2021 did not accurately describe the relationship between the Company and UBI, namely the Company’s ability to operate independently from UBI. The Correspondence also relayed Dr. Wang’s concerns that the preliminary
prospectus did not fully describe the disruption to the Company’s business that could result from the abovementioned dispute, including with respect to intellectual property agreements among the Company and UBI and its affiliates. Various other claims have been made by Dr. Wang

regarding UBI’s corporate governance, the operations of the Company and the disclosures for our initial public offering, and the Company cannot predict the course of this dispute. However, the Company has carefully considered Dr.
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

We depend on strategic partnerships, collaborations and license agreements in connection with the research, development and commercialization of our AIM Platform and product candidates. If our existing or future partners, collaborators or licensees do not perform as expected, if we fail to maintain any of these strategic partnerships, collaborations or license agreements, or if they are not successful, our ability to commercialize our product candidates successfully and to generate revenues may be materially adversely affected.
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

Furthermore, our existing license agreements may impose, and we expect that future license agreements will impose, various
diligence, milestone payment, royalty and other obligations on us and if our licensors, licensees or collaborators conclude that we have failed to comply with our obligations under these agreements or our use of the intellectual property licensed to us in a manner the licensor believe is unauthorized, or we are subject to a bankruptcy, we may be required to pay damages and the licensor may have the right to terminate the license. Any of the foregoing could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. We might not have the necessary rights or the financial resources to develop, manufacture or market our current or future product candidates without the rights granted under our licenses, and the loss of sales or potential sales in such product candidates could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Given the amount of time required for the development, testing, regulatory review and approval of new product candidates, our patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be further reduced. Even if patents covering our product candidates are obtained, once such patents expire, or if such patents are waived or suspended, we may be vulnerable to competition from similar or biosimilar products. Any expiration, waiver or suspension of our patent or other intellectual property protection by the U.S. or other foreign governments could lead to the launch of a similar or biosimilar version of one of our products and would likely result in an immediate and substantial reduction in the demand for our product, which could have a material adverse effect on our business, financial condition, results of operations and prospects. The members of one family of patents covering aspects of our platform expired in 2023, except for two US patents that will expire in 2025 and 2026.
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
Many countries, including certain countries in Asia, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our licensors’ patents and technology, including patents and technology relating to UB-
612, was funded in part by the Taiwanese government. As a result, the Taiwanese government may have certain rights to such patent rights and technology.
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
Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United
States or abroad could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement

or
defense of issued patents. For example, certain U.S. Supreme Court rulings provide that patent claims that recite laws of nature are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws. What constitutes a “sufficient” additional feature remains uncertain. This combination of events has created uncertainty with respect to the validity and enforceability of patents, even once they are obtained.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and patent applications will be due to be paid to the USPTO and various government patent agencies outside the United States over the lifetime of our patents and patent applications and any patent rights we may own or license in the future. Additionally, the USPTO and various government patent agencies outside the United States require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering or otherwise protecting our technologies or our product candidates, our competitors may be able to enter the market with similar or identical products or technology without infringing our patents, which could have a material adverse effect on our business. In addition, to the extent that we have responsibility for taking any action related to the prosecution or maintenance of patents or patent applications in-
licensed from a third party, any failure on our part to maintain the in-licensed intellectual property could jeopardize our rights under the relevant license and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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
We , our management and directors are or may become involved in or subject to legal proceedings that are uncertain, costly and time-consuming and could have an adverse effect on our business, financial condition, results of operations and prospects.
We
, our management and directors are involved, or may become involved, from time to time in litigation matters incidental to the
conduct of our business. In December 2022, our board of directors became aware of pending litigation filed by our CEO against a significant stockholder, Ask America, LLC (“Ask America”). For more information regarding legal proceedings, see Note 14 –
Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report.
Legal proceedings can become complex and divert the time and attention of our management and certain of our employees from our business. These matters are inherently uncertain and there is no guarantee that we will be successful in prosecuting or defending ourselves or that our assessment of the materiality of these matters and the likely outcome or potential losses will be consistent with
the ultimate outcome of such matters. Responding to these matters, even those that are ultimately non-meritorious, may require us to incur significant expense and devote significant resources. Defending against or settling such claims and any unfavorable legal
decisions, settlements or orders could have a material adverse effect on our business, financial condition, results of operations and
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
Cyber threats are persistent and constantly evolving. Such threats, which may include ransomware or other malware, phishing attacks, denial of services attacks, man-in-the-middle attacks and others, have increased in frequency, scope and potential impact in recent years, which increase the difficulty of detecting and successfully defending against them. We may not be able to anticipate all types of security threats, and, despite our efforts, we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. There can be no assurance that we or our third-party service providers, contractors

or
consultants will be successful in preventing cyberattacks or successfully mitigating their effects. Our IT systems and those of our third-party service providers, contractors or consultants are additionally vulnerable to security breaches from inadvertent or intentional
actions by our employees, third-party vendors, contractors, consultants, business partners and/or other third parties. These threats pose a risk to the security of our systems and networks, the confidentiality and the availability, security and integrity of our data, and these risks apply both to us and to third parties on whose systems we rely for the conduct of our business. If the IT systems of our third-
party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of a similar nature from occurring. Any cyberattack or destruction or loss of, unauthorized access to, processing of, or exfiltration of data could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of the development of our product candidates. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches, particularly those involving personal information or protected health information, and may incur significant additional expense to implement further data protection measures. As cyber threats continue to
evolve, we may be required to incur material additional expenses in order to enhance our protective measures or to remediate any information security vulnerability.
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
Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health
Act. We do not believe that we are currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or
under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s

requirements for disclosure of individually identifiable health information. Even when HIPAA does not apply,

according to the FTC failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of the FTCA. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable
health information is considered sensitive data that merits stronger safeguards.

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
Many of these competitors may also have compounds already approved or in development in the therapeutic categories that we are targeting with our product candidates. The global vaccine market is highly concentrated among a small number of multinational pharmaceutical companies: Pfizer, Moderna, Merck, GlaxoSmithKline and Sanofi together control most of the global vaccine market.
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

The FCPA, the U.K. Bribery Act 2010 and other applicable
anti-bribery and anti-corruption laws generally prohibit us, our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain other business advantages. In furtherance of our goal to democratize healthcare, we intend to distribute any product candidates that are approved or receive an EUA in various countries around the world, including countries with a heightened corruption risk. This may raise the risk of non-
compliance with anti-corruption laws and other rules and regulations prohibiting bribery and other crimes. We also participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or other jurisdictions’ anti-corruption laws, which in turn could result in internal and external investigations, associated legal costs and even
civil fines and criminal charges, any of which would divert time and resources away from our core business operations even if we and our employees and agents do not violate laws and regulations. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are
(directly or indirectly) employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under, but not limited to, the FCPA. In recent years, the SEC and Department of Justice have also increased their FCPA enforcement activities with respect to pharmaceutical companies.
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
We have operation in multiple countries. We

have also used, and plan to use, a network of agents in countries around the world to conduct our sales and marketing operations. If we are unable to manage the risks of our global operations, including fluctuations in foreign exchange and inflation rates, international hostilities such as the ongoing conflicts between Russia and Ukraine or Israel and
Hamas, increased tension between Taiwan and China, natural disasters, security breaches, our ability to supply our product candidates on a timely and large scale basis in local markets, lead times for shipping, accounts receivable collection times, import or export licensing requirements, language barriers, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In particular, our business and stock price may be affected by fluctuations in foreign exchange rates between currencies in different jurisdictions in which operate or in which we may have sales in the future.

Certain legal and political risks are also inherent in foreign operations. Foreign sales of our product candidates could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. In many countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. There is a risk that foreign governments may nationalize private enterprises in certain countries where we may operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the United States. Social and cultural norms in
certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth. For example, we have partnered with UBIA for the development of UB-612 in Taiwan, which was also funded in part by the Taiwanese government.

In addition, we have in the past relied upon, and may in the future, continue to be dependent on contract manufacturers from China or Taiwan or affiliated with Chinese or Taiwanese entities, including
UBI, it affiliates and WuXi STA

.

Geopolitical tension, such as a deterioration in the relationship between the United States and China, including any potential resulting sanctions, export controls, or other restrictive actions that may be imposed by the United States against governmental or other entities in, for example, China or Taiwan, also could have an adverse impact on our product development programs. If any of our contract manufacturers encounter difficulties as a result, our ability to provide product candidates for clinical trials or products, if approved, to patients or future customers could be delayed or halted. Additionally, the need to identify financially and commercially strong partners for commercialization outside the United States who will comply with the high
manufacturing and legal and regulatory compliance standards we require is a risk to our financial performance. As we operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks.
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
The use of our investigational medicinal products in clinical trials and the sale of any approved products in the future may expose us to liability claims. These claims might be made by patients who use the product, health care providers, pharmaceutical companies or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates.
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
As of March 15, 2024, we had 51 employees. Our focus on the development of UB-612, UB-312, UB-313, VXX-401 and other product candidates requires us to manage and operate our business in a highly efficient manner. We have a limited number of employees upon which we rely to effectively manage and operate our business and we cannot assure you that operational issues will not arise.
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
Natural disasters or pandemics,

including any lingering effects of the COVID-19 pandemic, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our headquarters and main laboratory is located on the Eastern coast of Florida, a location that is at a higher risk of exposure to hurricanes. If a
hurricane or natural disaster causes us to sustain significant damage to our Florida headquarters and main laboratory, or if we must shut down our operations there for an extended period of time, our business and financial results would be adversely impacted.

If a natural disaster, power outage, pandemic or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.
Unstable market and economic conditions have had and may have further serious adverse consequences on our business, financial condition and share price.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, destabilization of a regional or national banking system, declines in consumer confidence, continuing inflation, rising interest rates, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, contract manufacturers or other third-party providers may not survive an economic downturn, or that industry trends with respect to pricing models, supply chains and delivery mechanisms, among other things, deviate from our expectations. As a result, our business, results of operations and price of our Class A common stock may be adversely affected.

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
As our competitors continue to develop, receive regulatory approval for and commercialize their own COVID-19 vaccines and boosters and as demand for the vaccine and boosters has significantly declined, demand for our COVID-19 product candidate may materially decrease or disappear entirely, along with a corresponding decrease in any future potential revenues. Further, the existence and significance of the opportunity to provide COVID-19 boosters in the future and patient uptake is highly uncertain, and there can be no assurance that we will commercially benefit from the development of a COVID-19 booster vaccine.
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
•

actions by institutional stockholders;
•

changes in general economic and market conditions;
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
While our Class A common stock is expected to continue listing on The Nasdaq Global Market, there is no guarantee as to how
long such listing will be maintained.

On February 9, 2024, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was no longer in compliance with Listing Rule 5450(a)(1) (the “Minimum Bid Requirement) with respect to its
Class A Common Stock, which requires the Company to maintain a minimum bid price of $1.00 per share for continued listing on The
Nasdaq Global Market (the “Notice”). The Company has until August 7, 2024, which is 180 calendar days from the date of the Notice
(the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. The Company can regain compliance if
the closing bid price of the Class A Common Stock closes at least $1.00 per share for a minimum of ten consecutive business days.

The Company intends to actively monitor the bid price of its Class A Common Stock and will consider available options to regain
compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or remain in compliance with other continued listing requirements.

In addition, delisting or a potential delisting event could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development
opportunities. Such a delisting likely would impair your ability to sell or purchase our Class A common stock when you wish to do so.
Further, if we were to be delisted from Nasdaq, our Class A common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which it offers securities. As a result, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our Class A common stock.
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

Agreement. As of March 1, 2024 on a fully diluted basis, Mei Mei Hu, as proxyholder under the Voting
Agreement, controls approximately 64.4% of the total voting power of our outstanding capital stock. The Voting Agreement provides
Mei Mei Hu with the authority (and irrevocable proxies) to direct the vote and vote the shares of capital stock held by the parties to the voting agreement at her discretion on all matters to be voted upon by stockholders. The voting power covered by the Voting
Agreement may increase over time as the UBI Warrant is exercised and as our principal stockholders exercise or vest equity awards that were outstanding at the time of the completion of our initial public offering. If all such equity awards held by our principal stockholders had been exercised or vested and exchanged for shares of common stock and the UBI Warrant had been exercised in full for shares of Class A common stock as of March 1, 2024, assuming no other equity awards had been exercised or vested, the Voting
Agreement would have covered, in the aggregate, approximately 66.1% of the total voting power of our outstanding capital stock. As a result, if our principal stockholders retain all or a large portion their common stock, including the common stock issuable upon the exercise or vesting of such principal stockholders’ outstanding equity awards or upon the exercise of the UBI Warrant, our principal stockholders will be able to significantly influence (if not control) any action requiring the approval of our stockholders, including the
election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation (the “Charter”)
and our amended and restated bylaws (the “Bylaws”) and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Assuming our principal stockholders retain their equity interests and the Voting
Agreement remains in effect, our principal stockholders will effectively control all such matters submitted to the stockholders for the foreseeable future. Our principal stockholders will also have the voting power to determine the composition of our board of directors, which in turn will be able to determine matters affecting us, including, among others:
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

of our
Class A common stock would likely decline. If analysts publish target prices for our Class A common stock that are below our then-
current public price of our Class A common stock, it could cause the trading price of our Class A common stock to decline significantly. Further, if one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock trading price and trading volume to decline.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity Risk Management.
At Vaxxinity,

cybersecurity risk management is an integral part of our IT strategy. Our cybersecurity risk management program is based on standard industry practices and follows the National Institute of Standards and Technology (NIST) framework, which provides steps for identifying system and operational vulnerabilities, protecting systems, detecting intrusions and malicious behavior, as well as for planning a strong response and recovery. This methodology and our smaller functional scope allow us to effectively address cybersecurity threats and incidents.

A majority of our IT systems are built on services provided by third parties. For example, we leverage commonly used foundational technologies provided by third parties, such as secure messaging gateways, enforced drive encryption and multi-factor authentication.
Our choice of tools is shaped by these providers’ reputations and the outcomes of our internal evaluation process. We have implemented a risk management process designed to mitigate cybersecurity risks that arise from utilizing services provided by third
parties and regularly review the performance of these vendors and monitor for any adverse developments which may impact our own security posture. Our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from any such compromise or failure.
Employees and contractors are given cybersecurity awareness training as part of their on-boarding process. We also maintain an organizational IT and Security Policy which includes an Acceptable Use Policy that provides detailed guidelines on proper resource use and personal behavior. We

require written acknowledgment of the latter document by all employees and contractors. All policies are regularly reviewed and updated to keep in line with industry developments and organizational changes. Employees and contractors across all departments are encouraged to report any concerns or suspicions to the IT department, who then investigates

and
recommends appropriate actions.

Our board of directors has overall responsibility for oversight of our risk management policies and procedures. Its audit committee
(the “Audit Committee”) is responsible for ensuring that management has processes in place designed to identify and evaluate
cybersecurity risks to which we are exposed and implement processes and programs to manage them and mitigate and remediate any
incidents. The audit committee also reports material cybersecurity risks to our full board of directors on an as-needed basis, but no less than annually.
Routine oversight of cybersecurity risk management is delegated by the Audit Committee to our Chief Legal, Compliance and
Administrative Officer. The IT department, reporting directly to this Officer, is responsible for managing the cybersecurity risk management program and is responsible for identifying, considering and assessing potentially material cybersecurity risks on an ongoing basis, establishing processes to ensure that potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and reporting to executive leadership about evolving issues. The Chief Legal, Compliance and Administrative
Officer,

in turn, updates the Audit Committee and board of directors of any related incidents or threats that are being addressed.
The IT department's personnel have extensive backgrounds in IT operations in similar environments and each team member has had experience managing cybersecurity issues.

We have access to external advisors in connection with our cybersecurity risk management program should additional expertise be required to manage cybersecurity incidents or risk.

In 2023, we did not identify any cybersecurity threats or incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to Our Business and Industry” in this annual report on Form
10-K.
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
Item 3. Legal Proceedings.
From time to time we are a party to various litigation matters incidental to the conduct of our business. See Note 14 to our consolidated
financial

statements

for

the

year

ended

December 31,

2023

included

elsewhere

in

this

Annual

Report

for

a

discussion

of

legal
proceedings.
Item 4. Mine Safety Disclosures.
The disclosure required by this item is not applicable.

PART

II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price for the Common Stock
Our Class A

common stock is

listed on the

Nasdaq Global Market

under the symbol

“VAXX

.” As of

March 25, 2024, the

number of
shares

of

our Class

A

common

stock outstanding

was 112,873,552

held

by

approximately 74

shareholders of

record, not

including
shareholders whose shares are held in securities position listings.

Our Class B common stock is not listed on any exchange nor traded on any public market.

As of March 25, 2024, the number of shares
of our Class B common stock outstanding was 13,874,132 held by approximately 4 shareholders of record.
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
Issuer Purchases of Equity Securities

We did not repurchase any shares during the years ended December 31, 2023 and 2022.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of 2023.
Use of Proceeds
On November 15, 2021, the Company closed its initial public offering (“IPO”). The aggregate net proceeds to us from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately

$71.1 million.
All of the proceeds from our IPO have been used to fund operations, or invested in U.S. Treasury securities and money market accounts.
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
Overview
Vaxxinity

is

engaged

in

the

development

of

rationally

designed

prophylactic

and

therapeutic

vaccines

for

chronic

disorders

and
infectious diseases with

large patient populations

and unmet medical

needs. While vaccines

have traditionally been

unable to effectively
and safely combat chronic disorders, we believe

our platform could overcome the traditional hurdles

facing vaccines in this area.

Our
AIM

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

our AIM

Platform’s applicability to

infectious disease,

we are

also opportunistically

advancing a

product candidate

that addresses

SARS-
CoV-2.
Our Neurodegeneration

pipeline consists

of UB-311,

which targets

the primary

pathological process

of Alzheimer’s

disease (“AD”);
UB-312, which targets the pathological process of

Parkinson’s disease (“PD”) and other so-called synucleinopathies; and

VXX-301, an
anti-tau protein product

candidate which has

the potential to

address multiple neurodegenerative

conditions, including AD.

Our Next
Wave Chronic pipeline consists of VXX-401, which targets proprotein convertase subtilisin/kexin type 9 serine protease (“PCSK9”) to reduce low-density lipoprotein

(“LDL”) cholesterol, a

risk factor for

atherosclerotic heart disease,

and UB-313, which

targets Calcitonin
Gene-Related Peptide (“CGRP”) to prevent migraines. Through our AIM Platform, we believe we may be able to address a wide range
of other chronic diseases, including diseases

that are or could potentially be

successfully treated by mAbs, which

increasingly dominate
the treatment paradigm but remain accessible only to a small proportion of patients who could potentially benefit from them.
Given our AIM

Platform’s applicability

to infectious disease

and the ongoing

need for booster

vaccines to address

SARS-CoV-2,

we
have developed

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
We have principally funded our operations through financing transactions. Through December 31, 2023, we received gross proceeds of
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

$57.8 million

and $75.2

million for

the twelve

months ended

December 31, 2023

and 2022,
respectively.

As

of

December 31,

2023,

we

had

an

accumulated

deficit

of

$362.5

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
The Company has taken several

steps to reduce our rate of

cash burn, including reducing

headcount
through attrition and organizational
restructuring,

limiting

use

of

external

consultants

and

other

professional

services,

and

deferring

certain

research

and

development
activities.

As a result of these efforts, as of the date of this report we expect our existing cash and cash equivalents will be sufficient to fund our operating

expenses and capital

expenditure requirements

through late

2024. See Note

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

Recent Developments
In January 2024 we announced a collaboration with the

University of Central Florida (“UCF”) to conduct research funded by the state
of Florida to further the development

of our active immunotherapies to prevent

and mitigate muscle and bone wasting, which

are well
known health challenges related

to long-term spaceflight, and

which share biological mechanisms

implicated in highly prevalent

age-
related diseases.

In the same month, we

announced a collaboration with the University of

Florida’s Center for

Translational Research
in Neurodegenerative Disease (“CTRND”) to support our development of vaccines for neurodegenerative diseases.
Components of Our Consolidated Results of Operations
Revenue

We recorded no revenues for

the years ended

December 31, 2023 and

December 31, 2022. We do not

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

Cost of Revenue

We recorded

no cost of revenue for the years ended December 31,

2023 and December 31, 2022. If our development efforts

in respect
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

our AIM

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

2023

and

2022,

related

party

expenses

were

approximately

5.6%

and

6.0%

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

our AIM Platform

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

the acquisition of an
airplane (the “2025 Note”), (ii) interest expense accrued on the 2022 related party promissory note (the “2022 Promissory

Note”), (iii)
interest expense recognized on the 2023 related party promissory note (the “2023 Promissory Note”).

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
statements.
Provision for Income Taxes

We have not recorded any significant amounts related to income tax, and we have not

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

Valuation

allowances are provided, if, based upon

the weight
of available evidence, it is

more likely than not that

some or all of the deferred

tax assets will not be

realized. As of December 31, 2023,
we continue to maintain

a full valuation allowance

against all of our

deferred tax assets based

on evaluation of all

available evidence.
We file income tax returns in the U.S. federal and state jurisdictions as well as foreign jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our tax return periods (for entities then in existence) for U.S. income taxes for the
tax years since 2016 remain

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
provision for income taxes.

Consolidated Results of Operations
The following is a summary of our consolidated results of operations:

Years

Ended December 31,
2023 vs. 2022
(In thousands) 2023 2022 Change $ Change %
Operating expenses:
Research and development $ 35,899 $ 47,627 $ (11,728) (25) %
General and administrative 22,386 28,352 (5,966) (21) %
Total operating expenses 58,285 75,979 (17,694) (23) %
Loss from operations

(58,285) (75,979) 17,694 (23) %
Other (income) expense:
Interest and other expense 696 514 182 35%
Interest and other income (2,090) (1,259) (831) 66%
(Gain) loss on foreign currency translation, net 43 (12) 55 (459) %
Other (income) expense (1,351) (757) (594) 79%
Net loss $ (56,934) $ (75,222) $ 18,288 (24) %

Comparison of the Years Ended December 31, 2023 and 2022
Research and Development Expenses
Research and development expenses were $35.9 million and $47.6 million for the twelve months ended December 31, 2023 and 2022, respectively.
Allocated external research and development expenses decreased from $23.5 million for the twelve months ended December 31, 2022 to $17.8 million for the twelve months ended December 31, 2023.
Neurodegenerative Disease

Program expenses

decreased from

$2.9 million

for the

twelve months

ended December 31,

2022 to

$1.5
million for the twelve months ended December 31, 2023. This decrease primarily resulted from a $1.0 million decrease in expenses for
UB-312 primarily attributable to our Phase 1 trial entering the completion phase.

Next Wave Chronic Program expenses decreased from

$7.6 million for the

twelve months ended December 31,

2022 to $7.4 million for
the twelve months ended December 31, 2023. This decrease primarily resulted from a $0.7 million decrease in expenses for UB-313 as the trial became fully enrolled

in late 2022, partially offset by

a $0.5 million increase in expenses

for VXX-401 primarily attributable to
active patient enrollment in the Phase 1 trial during 2023.
Infectious Disease Program expenses decreased

from $12.6 million for the twelve

months ended December 31, 2022 to

$8.3 million for
the twelve

months ended

December 31, 2023.

This decrease

primarily resulted

from a

$4.3 million

decrease in

expenses for

UB-612
primarily attributable to the Phase 3 trial entering the completion phase as all patient visits were completed in Q3 2023.
Unallocated research and

development expenses

decreased from $24.1

million for the

twelve months ended

December 31, 2022 to

$18.1
million for the

twelve months ended

December 31, 2023. This

decrease primarily resulted

from a $4.2

million decrease in

personnel-
related expenses (including $0.7 million in stock-based compensation) primarily attributable to attrition and internal restructuring, and
a $1.8 million decrease in external consulting services.
General and Administrative Expenses
General and administrative expenses decreased from $28.4 million for the twelve months ended December 31, 2022 to $22.4 million for the twelve months ended December 31, 2023.
The decrease was due to decreases of $1.8 million in director and officer insurance expense, $1.2 million in external professional services and consulting services, $2.0 million in payroll-related expenses (including $0.5 million in stock-based compensation)
primarily attributable to attrition and internal restructuring, and $0.3 million in travel expenses.

Interest and Other Expense
Interest and

other expense

was $0.7

million and

$0.5 million

for the

years ended

December 31, 2023

and 2022,

respectively. The increase
was due to the conversion of related party payables to notes payable in late 2022 and again in late 2023.

Interest and Other Income
Interest on cash and short-term

investments and other income was

$2.1 million and $1.3 million

for the years ended December 31,

2023
and 2022, respectively.

The increase was primarily

due to higher returns earned

on the Company’s short-term investments in 2023,

due
to increasing short-term interest rates.
(Gain) Loss on Foreign Currency Translation, Net

The

net

(gain)

loss

of

foreign

currency

translation

reflects

de

minimis

fluctuations

in

the

foreign

exchange

rate

for

the

year

ended
December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources
Sources of Liquidity

We have not yet obtained regulatory approval for or commercialized any of our product candidates, which are in various phases of pre-
clinical and clinical development. We have financed operations primarily through the issuance of common stock, convertible preferred stock, borrowings under promissory notes

(including Convertible Notes) and the execution

of SAFEs. Through December 31, 2023,

we
received gross

proceeds of

$306.8 million

in connection

with the

issuance of

various financial

instruments, including

the sale

of preferred
and common stock, the issuance

of promissory notes (including Convertible

Notes), and the execution of

SAFEs. In addition, we also

generated revenue from the sale

of an option to negotiate

a license with UNS (which

option has expired) and the

sales of ELISA tests
in 2020 and 2021. At

December 31, 2023, we had $30.4 million

in cash and cash equivalents and

short-term investments compared to
$86.8 million as of December 31,

2022. The decrease in cash

and cash equivalents balances for

the periods reported are primarily due
to the factors described under “Cash Flows” below.
At-the-Market Offerings
On August 9, 2023,

we entered into an

Open Market Sale

Agreement with Jefferies LLC,

as sales agent, pursuant

to which we

may offer
and sell shares of our

Class A common stock, par

value $0.0001 per share, having

an aggregate offering price

of up to $100.0

million
from time to time through

the sales agent in

“at-the-market” offerings, in accordance with

the terms and conditions

set forth in the

Open
Market Sale Agreement. The Open Market

Sale Agreement will remain in full force

and effect until terminated by either party pursuant
to

the

terms

of

the

agreement

or

such

date

that

the

maximum

program

amount

has

been

sold

in

accordance

with

the

terms

of

the
agreement. We

did not

sell or

issue any

shares of

our Class

A common

stock during

the year

ended December 31,

2023, and

as of
December 31, 2023, all $100.0 million remained available for sale.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

December 31,
2023 2022
Balance Sheet Data:
Cash and cash equivalents $ 4,931 $ 33,475
Short-term investments, net 25,464 53,352
Restricted cash 105 1,095
Total assets 44,311 106,399
Total liabilities 30,902 44,222
Total stockholders' equity $ 13,409 $ 62,177
Years

Ended December 31,
2023 2022
Statement of Cash Flow Data:
Net cash used in operating activities $ (57,238) $ (55,928)
Net cash provided by (used in) investing activities 28,844 (54,392)
Net cash used in financing activities (1,140) (167)
Net (decrease) in cash, cash equivalents and restricted cash $ (29,534) $ (110,487)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 was $57.2 million, primarily due to a $56.9 million net loss and an unfavorable $8.5

million change in operating

assets and liabilities, partially offset

by total non-cash items

of $8.2 million. The
unfavorable cash flow impact from changes in net operating assets and liabilities was primarily due to $11.8 million related to accrued
expense,

accounts payable

and other

liabilities, partially

offset

by

$3.2

million

in prepaid

expenses for

UB-612

trial expenses.

The
primary

non-cash

adjustments

to

net

loss

included

addbacks

of

$7.5

million

of

stock-based

compensation

and

$2.2

million

in
depreciation, offset by a reduction of $1.5 million for amortization of discounts on short-term investments.
Net cash used in operating activities

for the year ended December 31, 2022

was $55.9 million, primarily due to

a $75.2 million net loss,
offset

by a

favorable $9.8

million change

in operating

assets and

liabilities and

total non-cash

items of

$9.5 million.

The cash

flow
impact from changes in net operating

assets and liabilities were primarily due to

$2.4 million in amounts due to

related parties as well
as $9.0 million related to accrued expense,

accounts payable and other liabilities.

These increases were offset by a $3.3 million

increase
in prepaid expenses. The primary non-cash adjustments to net loss included addbacks of $8.7 million of stock-based compensation and
$1.7 million in depreciation, offset by a reduction of $1.0 million for amortization of discounts on short-term investments.
Investing Activities
Net cash provided by investing activities

totaled $28.8 million for the year

ended December 31, 2023. The cash provided

by investing
activities

consisted

primarily

of

the

net

impact

of

the

acquisition

and

redemption

of

short-term

investments,

partially

offset

by

the
acquisition of laboratory and computer equipment, and leasehold improvements.

Net cash used in investing

activities totaled $54.4 million for the

year ended December 31, 2022. The cash

used in investing activities
consisted primarily of the net impact of the acquisition and redemption of short-term investments, and the acquisition of laboratory and
computer equipment, and leasehold improvements.

Financing Activities
Net cash used in financing activities was $1.1 million for the year ended December 31,

2023. We repaid $1.6

million in relation to our
outstanding notes payable and received $0.5 million from the exercise of stock options.
Net cash used in

financing activities totaled $0.2

million for the year

ended December 31, 2022. We

repaid $0.4 million in

relation to
our outstanding notes payable and received $0.3 million from the exercise of stock options.
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
As of the date of this Annual Report, we

expect our existing cash and cash equivalents

will be sufficient to fund our operating expenses
through late 2024. As of

December 31, 2023, other than our

2025 Note, the 2022 Promissory Note,

and the 2023 Promissory Note we
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

Tax-Related Obligations
We have

reserved less than $0.1 million of unrecognized tax benefits against NOLs. Additionally, as

of December 31, 2023 and 2022,
we accrued less than $0.1 million and $0.2 million, respectively, in interest and penalties related to prior year tax filings.
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
need to

revise our

estimates, or

take other

corrective actions,

either of

which may

also have

a material

effect on our

consolidated financial
statements. Significant

estimates contained

within these

consolidated financial

statements include,

but are

not limited

to, accrued

of
research and development expenses, stock-based compensation, determination of the fair value of our common stock prior to our initial
public offering, and grant accounting. We

base our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are

changes in

facts and

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
Coalition for Epidemic Preparedness (“CEPI”) Grant
In April 2022, we entered into an agreement with the Coalition for Epidemic Preparedness Innovations (“CEPI”) whereby CEPI agreed to provide funding of up to $9.3 million to co-fund a Phase 3 clinical trial of our UB-612 COVID-19 vaccine candidate as a heterologous – or ‘mix-and-match’ – booster dose. The Phase 3 trial, which began in early 2022 and ended in late 2023, evaluated the
ability of UB-612 to boost COVID-19 immunity against the original strain and multiple variants of concern including Omicron - in people aged 16 years or older, who have been previously immunized with an authorized COVID-19 vaccine.
Cash payments received in advance under the CEPI Funding Agreement were restricted as to their use until expenditures contemplated in the

funding agreement

were incurred.

As funds

were received

they were

included within

restricted cash

offset by

a corresponding
short-term accrued

liability.

We

recognized payments

from CEPI

as a

reduction of

research and

development expenses,

in the

same
period as the expenses that the grant was intended to reimburse were incurred.
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
Foreign Currency Exchange Risk

We
currently have limited exposure to foreign currency exchange risk as most of our operating activities are primarily denominated in
U.S. dollars. We believe actual foreign exchange gains and losses did not have a significant impact on our results of operations for any periods

presented

herein.

The

results

of

the

analysis

based

on

our

financial

position

as

of

December 31,

2023,

indicated

that

a
hypothetical 10% increase or decrease

in applicable foreign currency exchange rates

would not have a material

effect on our financial
results.

Interest Rate Risk

We

are exposed to market risk

related to changes in

interest rates. As of December 31,

2023 and 2022, our

cash equivalents consisted
of interest-bearing

checking accounts

and money

market accounts.

The 2025

Note we

entered into

for the

year ended

December 31,
2020 bears a

fixed annual interest

rate of 3.4%

and matures in

June 2025. Additionally,

the 2022 Promissory

Note we entered

into in
October 2022

bears a

fixed annual

interest rate

of 7.0%

and matures

in October

2026. The

2023 Promissory

Note we

entered into

in
December 2023 bears a fixed annual interest rate of 9.25% and matures in November 2027.
Given that the 2025 Note,

the 2022 Promissory Note and

the 2023 Promissory Note bear

fixed rates of interest, we

believe there is no
material exposure to interest

rate risk. The results

of the analysis based

on our financial position

as of December 31, 2023,

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

Item 8. Financial Statements and Supplementary Data
VAXXINITY,

INC.
INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firms

(FORVIS PCAOB ID:
686
, Armanino PCAOB ID:
32
) 107
Consolidated Balance Sheets
109
Consolidated Statements of Operations and Comprehensive Loss
110
Consolidated Statements of Stockholders’ Equity
111
Consolidated Statements of Cash Flows
112
Notes to Consolidated Financial Statements
113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vaxxinity,

Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying

consolidated balance sheet

of Vaxxinity, Inc. (the “Company”) as of

December 31, 2023,

the related
consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the year ended December
31, 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred
to above present

fairly,

in all material

respects, the financial

position of the

Company as of

December 31, 2023,

and the results

of its
operations and its cash flows for the year

ended December 31, 2023, in conformity

with accounting principles generally accepted in the
United States of America.
Going Concern

The accompanying financial statements have been prepared

assuming that the Company will continue as

a going concern. As discussed
in Note 1

to the financial

statements, the Company

has incurred substantial

operating losses and

negative cash flows

from operations
since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are

also

described

in

Note

1.

The

financial

statements

do

not

include

any

adjustments

that

might

result

from

the

outcome

of

this
uncertainty.
Basis for Opinion
These financial

statements are

the responsibility

of the

Company’s

management.

Our responsibility

is to

express an

opinion on

the
Company’s financial statements based on our audit.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are
required to be independent with respect

to the Company in accordance with

the U.S. federal securities laws and

the applicable rules and
regulations of the Securities and Exchange Commission and the PCAOB.
We

conducted our audit in accordance

with the standards of

the PCAOB.

Those standards require that we

plan and perform the

audit
to obtain reasonable assurance about whether

the financial statements are free of

material misstatement, whether due to error

or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

As part
of our audit, we are

required to obtain an understanding

of internal control over financial

reporting but not for the

purpose of expressing
an opinion on the effectiveness of the Company’s internal control over financial reporting.

Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error
or fraud, and performing

procedures that respond to

those risks.

Such procedures include examining,

on a test basis,

evidence regarding
the amounts

and disclosures

in the

financial statements.

Our audit

also included

evaluating the

accounting principles

used and

significant
estimates made

by management,

as well

as evaluating

the overall

presentation of

the financial

statements.

We

believe that

our audit
provides a reasonable basis for our opinion.
/s/
FORVIS, LLP
We have served as the Company’s

auditor since 2023.
New York
, New York
March 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders

Vaxxinity,

Inc.
Merrit Island, Florida
Opinion on the Consolidated Financial Statements
We

have audited the accompanying consolidated balance

sheet of Vaxxinity,

Inc. and Subsidiaries (collectively the "Company")

as of
December 31,

2022, the

related consolidated

statements of

operations, convertible

preferred stock

and stockholders’

equity (deficit),
and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements").
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of
December 31, 2022, and the results of

their operations and their cash flows for the

year ended December 31, 2022, in conformity with
U.S. generally accepted accounting principles.
Basis for Opinion
The Company's management

is responsible for

these consolidated financial statements.

Our responsibility is

to express an

opinion on
the Company's

consolidated financial

statements based

on our

audit. We are

a public

accounting firm

registered with

the Public

Company
Accounting Oversight Board

(United States) (“PCAOB”)

and are required

to be independent

with respect to

the Company in

accordance
with

the

U.S.

federal

securities

laws

and

the

applicable

rules

and

regulations

of

the

Securities

and

Exchange

Commission

and

the
PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error
or fraud.
Our audit

of the

consolidated financial statements

included performing procedures

to assess

the risks

of material

misstatement of

the
consolidated financial statements,

whether due to error

or fraud, and performing

procedures that respond

to those risks. Such

procedures
included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating

the accounting principles

used and significant

estimates made by

management, as well

as evaluating the

overall
presentation

of

the

consolidated

financial

statements.

Our

audit

also

included

performing

such

other

procedures

as

we

considered
necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
We began serving as the Company's auditor in 2018. In 2023, we became the predecessor auditor.
/s/
Armanino
LLP
San Ramon, California
March 27, 2023

VAXXINITY,

INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
December 31,
2023 2022
Assets
Current assets:
Cash and cash equivalents $
4,931
$
33,475
Short-term investments
25,464
53,352
Restricted cash
105
1,095
Amounts due from related parties
414
414
Prepaid expenses and other current assets
2,316
5,551
Total current assets
33,230
93,887
Property and equipment, net
11,081
12,512
Total assets $
44,311
$
106,399
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable $
1,783
5,295
Amounts due to related parties
10,575
12,772
Accrued expenses and other current liabilities
3,341
11,370
Notes payable
406
391
Notes payable to related party
1,500
1,113
Total current liabilities
17,605
30,941
Other liabilities:
Notes payable, net of current portion
9,527
9,933
Notes payable to related party, net of current portion
3,735
3,112
Other long-term liabilities
35
236
Total liabilities
30,902
44,222
Commitments and contingencies (Note 14)
(nil) (nil)
Stockholders’ equity:
Class A common stock, $
0.0001

par value;
1,000,000,000

shares authorized,
112,872,672

and
112,182,750

shares issued and
outstanding at December 31, 2023 and 2022, respectively
278
278
Class B common stock, $
0.0001

par value;
100,000,000

shares authorized,
13,874,132

and
13,874,132

shares issued and
outstanding at December 31, 2023 and 2022, respectively
—
—
Additional paid-in capital
374,760
366,799
Accumulated other comprehensive income (loss)
8
(197)
Accumulated deficit
(361,637)
(304,703)
Total stockholders’ equity
13,409
62,177
Total liabilities and stockholders’ equity $
44,311
$
106,399
The accompanying notes are an integral part of the consolidated financial statements.

VAXXINITY,

INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
Years

Ended December 31,
2023 2022
Operating expenses:
Research and development $
35,899
$
47,627
General and administrative
22,386
28,352
Total operating expenses
58,285
75,979
Loss from operations

(58,285)
(75,979)
Other (income) expense:
Interest and other expense
696
514
Interest and other income
(2,090)
(1,259)
(Gain) loss on foreign currency translation, net
43
(12)
Other (income)
(1,351)
(757)
Loss before income taxes
(56,934)
(75,222)
Net loss $
(56,934)
$
(75,222)
Net loss per share, basic and diluted $
(0.45)
$
(0.60)
Weighted average common shares outstanding, basic and diluted

126,508,917
125,939,050
Other comprehensive loss:
Unrealized loss (gain) on investments $
(205)
$
197
Other comprehensive loss (income)
(205)
197
Comprehensive loss $
(56,729)
$
(75,419)
The accompanying notes are an integral part of the consolidated financial statements.

VAXXINITY,

INC.
CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
Stockholder's Deficit
Common Stock-Class A Common Stock-Class B
Shares Amount Shares Amount
Additional Paid-in
Capital
Accumulated Other
Comprehensive Income
(Loss) Accumulated Deficit Stockholders’ Equity
Balance at December 31, 2021
111,518,094
$
278
13,874,132
$
—
$
357,822
$
—
$
(229,481)
$
128,619
Issuance of common stock upon exercise of stock options
664,656
— — —
263
— —
263
Stock-based compensation expense — — — —
8,714
— —
8,714
Unrealized loss on investments — — — — —
(197)
—
(197)
Net loss — — — — — —
(75,222)
(75,222)
Balance at December 31, 2022
112,182,750
$
278
13,874,132
$
—
$
366,799
$
(197)
$
(304,703)
$
62,177
Issuance of common stock upon exercise of stock options
689,922
—
— —
454
— —
453
Stock-based compensation expense — — — —
7,508
— —
7,508
Unrealized gain on investments — — — — —
205
—
205
Net loss — — — — — —
(56,934)
(56,934)
Balance at December 31, 2023
112,872,672
$
278
13,874,132
$
—
$
374,761
$
8
$
(361,637)
$
13,409
The accompanying notes are an integral part of the consolidated financial statements.

VAXXINITY,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in thousands)
Years Ended December

31,
2023 2022
Cash flows from operating activities:
Net loss $
(56,934)
$
(75,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense
2,234
1,684
Amortization of debt issuance costs
51
53
Amortization of discount on short-term investments
(1,554)
(1,022)
Stock-based compensation expense
7,508
8,714
Non-cash loss on disposal
—
43
Change in operating assets and liabilities:
Amounts due from related parties
(1)
(21)
Prepaid expenses and other current assets
3,236
3,300
Accounts payable
(3,512)
2,103
Amounts due to related parties
(36)
(2,410)
Accrued expenses and other current liabilities
(8,029)
6,851
Other long-term liabilities
(201)
(1)

Net cash used in operating activities
(57,238)
(55,928)
Cash flows from investing activities:
Purchase of short-term investments
(63,942)
(107,526)
Redemption of short-term investments
93,589
55,000
Purchase of property and equipment
(803)
(1,866)

Net cash provided by (used in) investing activities
28,844
(54,392)
Cash flows from financing activities:
Repayment of notes payable
(444)
(430)
Repayment of note payable with related party
(1,150)
—
Proceeds from exercise of stock options
454
263

Net cash used in financing activities
(1,140)
(167)
Change in cash, cash equivalents and restricted cash
(29,534)
(110,487)
Cash, cash equivalents and restricted cash at beginning of period
34,570
145,057
Cash, cash equivalents and restricted cash at end of period $
5,036
$
34,570
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period $
5,036
$
34,570
Less restricted cash
105
1,095
Cash and cash equivalents end of period
$
4,931
$
33,475
Supplemental Disclosure
Cash paid for interest $
799
$
367
Noncash Financing Activities
Conversion of amounts due to related party into note payable to related party $
2,161
$
4,225
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
Liquidity and Going Concern Assessment
As of December 31, 2023, the

Company had $
4.9

million of cash and cash

equivalents and $
25.5

million of short-term investments to
fund operations. To date, the

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

$
56.9
million for the year

ended December 31, 2023. Net

cash used in operating

activities for the year

ended December 31, 2023 was

$
57.2
million. In

addition, as

of December 31,

2023, the

Company has

an accumulated

deficit of

$
361.6

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
Company’s ability

to continue as

a going concern.

These plans include

raising new capital

through public or

private equity offerings,
strategic collaborations, debt

financing and other

capital sources or

combinations thereof, and

as needed cost

reduction through attrition,
organization restructuring, and curtailment of certain research and development activities.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

114
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

date that these

financial statements are

issued. However, since liquidation

is not imminent,

the accompanying consolidated
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

and pursuant to the

rules and regulations of

the United States Securities

and Exchange Commission (“SEC”)
for financial reporting.

Foreign currency translation
The

Company’s

consolidated

financial

statements

are

prepared

in

U.S.

dollars.

Its

foreign

subsidiaries

use

the

U.S.

dollar

as

their
functional currency

and maintain

their records

in the

local currency.

Nonmonetary assets

and liabilities

are re-measured

at historical
rates and

monetary assets

and liabilities

are re-measured

at exchange

rates in

effect at

the end

of the

reporting period.

Statement of
operations accounts

are re-measured

at average

exchange rates

for the

reporting period.

The resulting

gains or

losses are

included in
foreign currency translation (gains) losses in the consolidated statements of operations.
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

consolidated financial

statements include,

but are

not limited

to, the

estimated fair

value of

stock-based compensation,
prepaid expense recognition, income tax valuation allowance and accruals of research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable
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

factors, including

the proposed

aggregate value

of the

transaction, or,

in the

case of

indebtedness, the

amount of
principal that

would be involved,

the benefits

to the

Company of

the proposed

transaction, the

availability of

other sources

of comparable
products or services, and an assessment of whether the proposed transaction is on terms that are comparable to the terms available to or
from, as the case may be, unrelated third parties. Under the policy, related party transactions are approved only if the Audit Committee determines in good faith that the transaction is consistent with the interests of the Company and its shareholders.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be

cash equivalents,

including balances

held

in

the Company’s

money market

accounts. The

Company

maintains its

cash

and

cash
equivalents with financial institutions,

in which balances from time

to time may exceed the

U.S. federally insured limits. The

objectives

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

115
of the Company’s cash management policy

are to safeguard and preserve funds to maintain liquidity sufficient to meet the Company’s
cash flow requirements, and to attain a market rate of return.
Restricted cash
As of

December 31,

2023 and

2022 a

deposit of

$
0.1

million and

$
1.1

million, respectively,

was restricted

from withdrawal.

These
restrictions related to securing credit card obligations

as of December 31, 2023, and cash payments

received in advance under the CEPI
Funding Agreement and securing credit

card obligations as of December 31,

2022. These balances are included

in restricted cash on the
accompanying consolidated balance sheets.
Short Term Investments
The

Company determines

the appropriate

classification of

its

investments at

the

time of

purchase.

Currently,

all

of

the

Company’s
investments are

classified as

available-for-sale in

accordance with

ASC Topic

320, Investments

– Debt

Securities (“ASC

320”). The
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
income

or

loss.

Realized

gains

and

losses,

interest

income

earned

on

the

Company’s

cash,

cash

equivalents

and

investments,

and
amortization or accretion of discounts and premiums on investments are included within other income (expense) on the accompanying
consolidated statements of operations and other comprehensive loss.
Available-for-sale debt securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the

fair value of the securities declines

below the amortized cost basis, impairment

is indicated and it
must be determined whether it

is other than temporary. Impairment is considered to

be other than temporary if the

Company: (i) intends
to sell the

security, (ii) will more likely

than not be

forced to sell

the security before

recovering its cost,

or (iii) does

not expect to

recover
the security’s amortized cost

basis. If the

decline in fair

value is considered

other than temporary, the

cost basis

of the security

is adjusted
to its fair market value and the realized loss is reported

in earnings. Subsequent increases or decreases in fair value are reported within equity as accumulated other comprehensive income (loss) on the accompanying consolidated statements of stockholder’s equity.
The Company did
no
t record any such impairments during the years ended December 31, 2023 and 2022.
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

or financing.

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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

116
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
Deferred offering costs
The Company capitalizes certain

legal, audit, accounting and

other third-party fees that

are directly associated

with an in-process capital
financing effort

as deferred offering

costs until such

financing is consummated.

After consummation of

the financing, these

costs are
recorded

as

a reduction

of

additional paid-in

capital generated

as

a result

of

the financing.

Should

the financing

be abandoned,

the
deferred offering

costs are

expensed immediately

as a

charge to

operating expenses

in the

accompanying consolidated

statements of
operations and other comprehensive loss.

The Company records

debt issuance costs

as a reduction

to the

carrying value of

the debt. The

debt discounts are

amortized over

the
term of the debt using the effective interest method and recognized as interest expense in the accompanying consolidated statements of operations and other comprehensive loss.
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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

117
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

next generation UB-612 COVID-
19 vaccine candidate as a

heterologous – or ‘mix-and-match’ –

booster dose. The Phase 3

trial, which began in early

2022, is evaluating
the ability of UB-612 to boost COVID-19 immunity against the original strain and multiple variants of concern including Omicron - in people aged 16 years or older, who have been previously immunized with an authorized COVID-19 vaccine.
Cash payments received in advance under the CEPI Funding Agreement were restricted as to their use until expenditures contemplated in the

funding agreement

were incurred.

As funds

were received

they were

included within

restricted cash

offset by

a corresponding
short-term accrued liability.

The Company recognized

payments from CEPI

as a reduction

of research and

development expenses, in
the same period as the expenses that the grant was intended to reimburse were incurred.
Research and development
Research

and

development

expenses

include

employee

related

costs,

consulting,

contract

research,

depreciation,

rent,

stock-based
compensation and other corporate costs attributable to research and development activities and are expensed as incurred.
The Company has entered into various research, development and manufacturing contracts, some of which are with related parties (see
Note 16). These

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
The Company classifies stock-based

compensation expense in its

consolidated statements of operations

and other comprehensive loss
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

and

estimates

inherent

in

the

determination

of

the

fair

value

of

the

Company’s

common

stock.

These

estimates

and
assumptions include

a number

of objective

and subjective

factors, including

external market

conditions, the

prices at

which the

Company
sold shares of preferred

securities, the superior rights

and preferences of securities senior

to the common securities at

the time of, and
the likelihood of, achieving a liquidity event, such as an IPO or sale. Significant changes to the key assumptions used in the valuations
could have resulted in different fair values of common stock at each valuation date.
The fair value of each restricted stock award is estimated on the date of grant based on the fair value

of the Company’s common stock
on that same

date. The fair

value of each

option grant is

estimated on the

date of grant

using the Black-Scholes

option pricing model
(“Black-Scholes”), which

requires inputs

based

on

certain subjective

assumptions, including

the

expected stock

price volatility,

the
expected term

of the award,

the risk-free

interest rate

and expected

dividends. The

Company, both prior

to and

after the

IPO in

November

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

118
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

conditions present in the

Company's grants contain

both performance and market

conditions. The effect of each
market condition is reflected in the grant-date fair value

and the performance-based options are recognized considering the probability of satisfying the

performance and market

conditions. The Company

has used a

Monte Carlo Simulation

Model to calculate

the fair value
of the grant

considering the

market condition

(the 25% higher

value after the

IPO condition).

The performance

condition was

determined
to not be probable at the time of the grant date, and the recognition of compensation cost was deferred until the IPO was consummated in November

2021. The

recognition of

expense for

the portion of

the grant-date

fair value

assigned to the

market condition has

been
recognized as expense according to the derived service period in the valuation model.

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
amount of the

benefit that may

be recognized is

the largest amount

that has a

greater than 50%

likelihood of being

realized upon ultimate
settlement. To

the extent the

Company determines that

such tax positions will

not be sustained,

the provision for

income taxes would
include the

effects of

any resulting

income tax

reserves, or

unrecognized tax

benefits, that

are considered

appropriate as

well as

the
related net interest and penalties.

Net loss per share
Basic

earnings

per

common

share

is

computed

by

dividing

net

loss

by

the

weighted-average

number

of

shares

of

common

stock
outstanding during the period. Diluted earnings

per common share is computed by

dividing net loss by the weighted-average

number of
shares

of

common

stock

outstanding

during

the

period,

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

and warrants

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

of
the JOBS

Act, which

provides that

an EGC

can take

advantage of

the extended

transition period

afforded

by the

JOBS Act

for the

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

119
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
3. Short Term Investments
The Company’s short-term investments consist of the following (in thousands):

As of December 31, 2023
Amortized Cost
Unrealized Gains
(Losses), Net Recorded Basis
U.S. Treasury Securities $
25,456
$
8
$
25,464
Total $
25,456
$
8
$
25,464
As of December 31, 2022
Amortized Cost
Unrealized Gains
(Losses), Net Recorded Basis
U.S. Treasury Securities $
53,549
$
(197)
$
53,352
Total $
53,549
$
(197)
$
53,352

4. Fair Value Measurements
The fair values of

our cash and certain

cash equivalents, accounts payable, and

other current assets and current

liabilities approximate
their carrying values due to their short-term maturities.
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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

120

December 31, 2023 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments $
25,464
$
—
$
—
$
25,464
Money market account
1,029
—
—
1,029
Total assets $
26,493
$
—
$
—
$
26,493
December 31, 2022 Level 1 Level 2 Level 3 Total
Assets:
Short-term investments $
53,352
$
—
$
—
$
53,352
Money market account
27,724
—
—
27,724
Total assets $
81,076
$
—
$
—
$
81,076
During the years ended December 31, 2023 and 2022, there were no

transfers between Level 1, Level 2 and Level 3.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

December 31,
2023 2022
Prepaid insurance $
1,235
$
1,870
Deposits
241
232
Clinical prepayments
—
2,679
Prepaid materials and supplies
—
248
Other
840
522
$
2,316
$
5,551
Prepaid

insurance

consists

primarily

of

$
1.2

million

and

$
1.6

million

for

the

unamortized

portion

of

the

Company’s

annual

D&O
insurance premiums as of December 31, 2023 and 2022, respectively.

Deposits consist of amounts held by the Company’s travel and logistics company and the leaseholder for the Florida lab.

Clinical prepayments consist

of amounts paid

in advance to clinical

research organizations (“CROs”) for

expenses related to

our clinical
trials, primarily UB-612, that are amortized to expense as earned by the CRO and clinical trial sites.

Prepaid materials and supplies consist of amounts paid in

advance related to the procurement and/or production of materials for use in
the Company’s clinical trials, primarily UB-612.

Other prepaid

expenses and

current assets

consist primarily of

prepaid expenses

incurred in

the normal course

of business,

including
software subscriptions and prepaid maintenance.

Costs related to the establishment

of the Company’s

at-the-market offering program
during 2023 were recorded as prepaid expense and will be charged against equity raised under the program.

As of December 31, 2023,
no shares have been sold under the program.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

121
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

December 31,
2023 2022
Airplane $
11,983
$
11,983
Laboratory and computer equipment
3,649
3,146
Leasehold improvements
576
403
Software
426
415
Facilities, furniture and fixtures
99
37
Vehicles
87
87
Construction in progress
128
65
Total property and equipment
16,948
16,136
Less: accumulated depreciation
(5,867)
(3,624)
$
11,081
$
12,512
Depreciation expense for the years ended December 31, 2023 and 2022 was $
2.2

million and $
1.7

million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

December 31,
2023 2022
Accrued compensation $
1,558
$
2,568
Accrued external research and development
1,202
6,904
Accrued professional fees and other
560
1,722
Accrued interest
21
176
$
3,341
$
11,370

8. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

December 31,
2023 2022
Accrued tax provision $
35
$
236
$
35
$
236
As of December 31, 2023 and 2022, less than $
0.1

million and $
0.2

million of the accrued tax provision relates to penalties and interest the Company

may be

subject to

on transfer

pricing related

exposures for

its foreign

subsidiaries. During

2023, statute

of limitations
expirations enabled the Company to write off approximately $
0.2

million of accrued penalties and interest.

The Company has accrued
for the remaining exposures until the statute of limitations expires and it is appropriate to write them off.
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

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

122
The carrying value of the 2025 Note is as follows (in thousands):

December 31,
2023 2022
Principal $
10,011
$
10,455
Unamortized debt issuance cost
(78)
(131)
Carrying amount
9,933
10,324
Less: current portion
(406)
(391)
Note payable, net of current portion and debt issuance cost $
9,527
$
9,933
As of December 31, 2023, the remaining principal payments for the 2025 Note, are as follows (in thousands):

Amount
2024 $
458
2025
9,553
$
10,011
Interest expense

associated with

the 2025

Note was

$
0.4

million and

$
0.4

million for

the years

ended December 31,

2023 and

2022,
respectively.
2022 Promissory Note with Related Party
In October 2022, the Company entered into a related party unsecured promissory note (the “2022

Promissory Note”) with UBI for $
4.2
million. The

2022 Promissory

Note accrues

interest at
7.0
% per

annum and

is due

October 1,

2026. The

2022 Promissory

Note was
issued to

satisfy accounts

payable to

UBI totaling

$
4.2

million. Interest

expense associated

with the

2022 Promissory

Note was

$
0.2
million and less than $
0.1

million for the years ended December 31, 2023 and 2022, respectively.
The carrying value of the 2022 Promissory Note is as follows (in thousands):

December 31,
2023 2022
Principal $
3,112
$
4,225
Less: current portion
(1,029)
(1,113)
Note payable, net of current portion and debt issuance cost $
2,083
$
3,112
As of December 31, 2023, the remaining principal payments for the 2022 Promissory Note, are as follows (in thousands):

Amount
2024
1,029
2025
1,103
2026
980
$
3,112
2023 Promissory Note with Related Party
In December 2023,

the Company entered

into a related

party unsecured promissory

note (the

“2023 Promissory Note”)

with UBI

for
$
2.2

million. The 2023 Promissory Note accrues

interest at
9.25
% per annum and is due
November 1, 2027
. The 2023 Promissory Note
was issued to satisfy

accounts payable to UBI totaling

$
2.2

million. During the year ended

December 31, 2023 the Company incurred
less than $
0.1

million in interest expense related to the 2023 Promissory Note.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

123
The carrying value of the 2023 Promissory Note is as follows (in thousands):

December 31,
2023
Principal $
2,124
Less: current portion
(472)
Note payable, net of current portion $
1,652
As of December 31, 2023, the remaining principal payments for the 2023 Promissory Note, are as follows (in thousands):

Amount
2024
472
2025
517
2026
567
2027
568
$
2,124

10. Common Stock
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

The voting,

dividend, and

liquidation rights

of the

holders of

common stock

are subject

to and

qualified by

the rights,

powers, and
preferences of the holders of Vaxxinity’s

preferred stock, if any.

The Company has reserved shares of common stock for issuance for the following purposes:

December 31,
2023 2022
Options and RSUs issued and outstanding
22,123,762
20,716,760
Options available for future grants
6,266,663
6,064,003
Warrants issued and outstanding
1,928,020
1,928,020
30,318,445
28,708,783
11. Equity Incentive Plan
Stock Options
In March 2021,

the Company replaced

the 2017 and

2020 Stock Option

and Grant Plans

with the 2021

Stock Option and

Grant Plan
(the “2021 Pre-IPO Plan”), which provided for the Company to grant qualified incentive options, nonqualified options, restricted stock

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

124
awards,

unrestricted

stock

awards,

and

restricted

stock

units

to

employees and

non-employees

to

purchase

the

Company’s

Class

A
common stock. The

2021 Pre-IPO Plan

authorized the issuance

of up to
21,593,830

shares of Class

A common stock

pursuant to awards.
In November 2021, our stockholders approved

replacing the 2021 Pre-IPO Plan with

the 2021 Omnibus Incentive Compensation Plan
(the “Omnibus Plan”), which

provides for the Company

to grant nonqualified stock

options, incentive (qualified) stock

options, stock
appreciation rights, restricted

share awards, restricted

stock units, performance

awards, cash

incentive awards and

other equity-based
awards (including fully vested shares). The Omnibus Plan replaced the

2021 Pre-IPO Plan and no further grants will be made under the
2021 Pre-IPO Plan. The following is a summary of certain terms and conditions of the Omnibus Plan.
At its inception in November 2021, the maximum number of shares of common stock that could be issued under the Omnibus Plan

was
8,700,000

shares of Class A

equity. This

number increases automatically on January

1 of each year,

commencing January 1, 2023, by
the

number

of

shares

equal

to

the

lesser

of

(i)
4
%

of

the

outstanding

shares

of

the

Company’s

common

stock

on

the

immediately
preceding December 31, (ii) the number of shares determined by the Compensation Committee, if any such determination is made, and
(iii)

the

number

of

shares

underlying

any

awards

granted

during

the

preceding

calendar

year,

net

of

the

shares

underlying

awards
canceled

or

forfeited under

the

Omnibus

Plan. On

January

1,

2024,

in accordance

with

the

automatic “evergreen”

provision

of

the
Omnibus Plan, the maximum number of shares that can be issued under the plan was increased to

16,401,213
.
As of

December 31, 2023,
6,266,663

shares were

available for future

grant. Shares

issued under the

Omnibus Plan that

are forfeited,
canceled, reacquired by the Company

prior to vesting, satisfied

without the issuance of stock,

withheld to cover the exercise

price or tax
withholdings, or

otherwise terminated,

other than

by exercise,

shall be added

back to the

shares available

for issuance

under the

Omnibus
Plan.
The exercise

price for

grants made

pursuant to

the terms

of the

Omnibus Plan

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

As

of

December 31,

2023

there

were

options

to

purchase
15,561,307

shares

of

Class

A

common

stock

outstanding

and

options

to
purchase
6,362,455

shares

of

Class

B

common

stock

outstanding,

of

which
11,389,851

Class

A

and
5,063,133

Class

B

shares,
respectively were exercisable.
Stock Option Activity
The following table summarizes stock option activity for the year ended December 31, 2023:

Number of Stock
Options
Outstanding
Weighted Price
Per Share
Weighted
Contractual
Term (years)
Aggregate
Intrinsic Value
(in thousands)
Balance at December 31, 2022
20,416,760
$
5.07
6.8
$
7,166
Granted
4,573,829
2.02
Exercised
(689,922)
0.66
Forfeited
(2,376,905)
6.55
Balance at December 31, 2023
21,923,762
$
4.42
6.0
$
3,158
Options vested and exercisable at December 31, 2023
16,452,984
$
4.37
5.6
$
3,155
The aggregate intrinsic value of options

is calculated as the difference between

the exercise price of the

options and the fair value of

the
common stock for those options that had exercise prices lower than the fair value of the common stock.
The intrinsic value of options

exercised during each of the

years ended December 31, 2023

and 2022 was $
0.2

million and $
4.5

million,
respectively.
The weighted-average grant-date fair

value per share of options

granted during the years ended

December 31, 2023 and 2022

was $
1.41
and $
2.21
, respectively.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

125
The

total

fair

value

of

options

vested

during

the

years

ended

December

31,

2023

and

2022

was

$
9.2

million

and

$
8.8

million,
respectively.
Valuation

of Stock Options Granted that Contain Service Conditions Only

The fair

value of

each option

award granted

with service-based

vesting is

estimated on

the date

of the

grant using

the Black-Scholes
option valuation model

based on the

assumptions noted in

the table below

for those options

granted in the

years ended December

31,
2023 and 2022:

December 31,
2023 2022
Risk-free interest rate
3.46
% -
5.58
%
1.46
% -
4.22
%
Expected term (in years)
0.12

-
6.11
5.5

-
6.1
Expected volatility
47.64
% -
83.09
%
90.01
% -
97.82
%
Expected dividend yield
0.00
%
0.00
%
Stock Options Granted to Employees that Contain Performance and Market Conditions
Included in

the stock

options granted

during the

year ended

December 31,

2021 were

stock options

to purchase
6,799,625

shares of
Class A

common stock that

contain performance- and

market-based vesting conditions

granted to

the Mei Mei

Hu, Louis Reese,

and
Peter

Diamandis.

As

of

December 31,

2023,
5,983,670

options

with

performance-

and

market-based

vesting

conditions

remain
outstanding.

The rest have either been exercised or expired.
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
0.58%
Cost of equity
25%
Fair value of underlying common stock (as of valuation date)
$10.07

In connection with preparing its

financial statements for the fiscal

year ended December 31, 2023,

the Company identified an error

with
how the risk-free

interest rate

was reported in

the financial

statements for

the fiscal

year ended

December 31,

2022.

The risk-free

interest
rate was reported as
58.00
% when it should have been reported as
0.58
%.

This error has been corrected in the table above.
The stock option awards for Peter Diamandis totaling
815,955

shares had a grant date fair value of $
0.3

million. The assumptions used
in the Monte-Carlo simulation model were as follows:

Time to expiration (in years)
1
Volatility
90%
Risk-free interest rate
0.09%
Cost of equity
25%
Fair value of underlying common stock (as of valuation date)
$4.12

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

31, 2021, stock options for an aggregate of
5,439,700

shares of the total
6,799,625

shares

containing

performance-

and

market-based

vesting

conditions

were

vested

following

the

satisfaction

of

the
performance-based

condition

achieved

through

the

Company’s

completion

of

its

IPO.

As

of

December 31,

2023,

the

market-based
vesting conditions had not been achieved.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

126
Restricted Stock
The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2023:

Number of
Shares
Weighted
Average Grant
Date Fair Value
Per Share
Unvested at December 31, 2022
300,000
$
3.76
Issued — —
Forfeited
(100,000)
3.76
Unvested at December 31, 2023
200,000
$
3.76
No

restricted stock vested during the years ended December 31, 2023 and 2022.
Stock-Based Compensation Expense
The

Company

recorded

stock-based

compensation

expense

in

the

following

expense

categories

in

the

accompanying

consolidated
statements of operations (in thousands):

Years

Ended December 31,
2023 2022
Research and development $
2,565
$
3,276
General and administrative
4,943
5,438
Total stock-based compensation expense $
7,508
$
8,714
As of December 31, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $
8.0

million, which is
expected to be recognized over a weighted average period of
2.2

years.
12. Income Taxes
The sources of

losses from continuing

operations, before income

taxes, classified between

domestic entities and those

entities domiciled
outside of the U.S., are as follows (in thousands):

Years

Ended December 31,
Losses before taxes 2023 2022
Domestic entities $
(54,850)
$
(69,745)
Entities outside the U.S.
(2,084)
(5,477)
$
(56,934)
$
(75,222)

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

127
Tax Rate Reconciliation
The Company’s effective tax rate for the years ended December 31, 2023 and 2022 was
0.00
% and
0.00
%, respectively.
A reconciliation

of the

provision for

income taxes

at the

statutory rate

to the

amount reflected

in the

consolidated statements

of operations
is as follows (in thousands):

Years

Ended December 31,
2023 2022
Income taxes at statutory rate
21.00
%

21.00
%

State income taxes, net of federal benefit
2.29
%

(1.17)
%

Stock compensation
(1.08)
%

(0.68)
%

Foreign rate differential
(0.31)
%

(0.59)
%

Uncertain tax positions
0.00
%

0.00
%

Plane expense
(1.15)
%

0.00
%

Other
0.67
%

1.41
%

Change in valuation allowance
(21.42)
%

(
19.98
)
%

Provision for income taxes
0.00
%

0.00
%

Deferred Tax Assets (Liabilities)

The Company computes income taxes using

the liability method. This method requires

recognition of deferred tax assets and liabilities,
measured by enacted rates, attributable

to temporary differences between the

financial statements and the income

tax basis of assets and
liabilities. In

assessing the

realizability of

deferred tax

assets, the

Company considers

whether it

is more

likely than

not that

certain
deferred tax

assets will be

realized. The

ultimate realization of

deferred tax

assets is dependent

upon the

generation of future

taxable
income

in those

specific jurisdictions

prior to

the dates

on

which such

net operating

losses

expire. The

Company maintained

a full
valuation allowance against its net deferred

tax assets as of December 31, 2023

and 2022 because the Company has

determined that it
is more likely than

not that these assets

will not be fully

realized based on a

current evaluation of expected

future taxable income and
the Company is in a cumulative loss position. The valuation allowance increased by $
12.2

million during the year ended December 31,
2023 and

$
15.0

million during

the year

ended December 31,

2022, primarily

as a

result of

net operating

losses generated

during the
periods. The Company reevaluates the positive and negative evidence at each reporting period.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

As of December 31,
2023 2022
Deferred tax assets:
Net operating loss carryforwards $
42,170
$
39,184
Section 174 costs
15,631
7,424
Stock compensation
3,385
2,090
Other
225
559
Total deferred tax assets
61,411
49,257
Less: valuation allowance
(61,369)
(49,173)
Net deferred tax assets $
42
$
84
Deferred tax liabilities:
Depreciation $
(42)
$
(84)
Net deferred tax liabilities
(42)
(84)
Net deferred income taxes $
—
$
—
Net Operating Losses
As of

December 31, 2023,

the Company

had

total net

operating loss

carryforwards for

U.S. federal

income tax

purposes of

$
178.8
million, of

which $
175.7

million have

no expiration

date, and

foreign net

operating loss

carryforwards of

$
31.2

million that

have no
expiration date.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

128
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

to CAMT

and the
excise tax

is not

an ASC

740 tax,

they are

not expected

to have

any impact.

The other

tax law

updates are

not expected

to have

any
material impact to the Company's consolidated financial statements and related disclosures.

The CHIPS and

Science Act was

signed into law

on August 9,

2022. The Act

introduces the advanced

manufacturing investment tax
credit, a
25
% tax credit for investments in semiconductor manufacturing. It also includes incentives for manufacturing semiconductors,
as well as specialized tooling equipment required in the semiconductor manufacturing process. The Company is not currently claiming any such tax credits, as such the tax law updates

are not expected to have any material impact to the

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
expenses

incurred

outside

the

U.S.

The

Company

has

factored

any

impact

of

section

174

in

the

Company’s

consolidated

financial
statements and related disclosures.
The Company is subject to tax

in the United States, many state

and local, and foreign jurisdictions. The

Company is currently not under
audit in

any US

federal, state

and local

or foreign

jurisdictions. Tax

years starting

from 2016

remain open

to examination

due to

the
carryover of unused net operating losses and tax credits.
Uncertain Tax Positions
A summary of the Company’s unrecognized tax benefits activity and related information is presented as follows (in thousands):

Years

Ended December 31,
2023 2022
Uncertain tax position liability at the beginning of the year $
652
$
652
Decreases during current period
(617)
—
Uncertain tax position liability at the end of the year $
35
$
652
In 2023, $
0.6

million of liabilities were reversed since the Company

filed late returns for tax years 2016 and

2017 in October of 2020,
and as such, the statute of limitations expired 3 years from that date, in October 2023.
13. Net Loss Per Share
The Company’s potentially dilutive securities, which include options,

unvested restricted stock, and warrants,

have been excluded from
the computation of

diluted net

loss per

share as the

effect would

be to

reduce the net

loss per share.

Therefore, the weighted

average
number of common shares outstanding

used to calculate both basic

and diluted net loss per

share is the same. The

Company excluded
the following potential

common shares, presented

based on amounts

outstanding at each

period end, from

the computation of

diluted
net loss per share for the years ended December 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

129

December 31,
2023 2022
Unvested restricted stock
200,000
300,000
Options issued and outstanding
21,923,762
20,416,760
Warrants issued and outstanding
1,928,020
1,928,020
24,051,782
22,644,780

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

As of December 31, 2023, the Company had
no

remaining prepayments to CROs or CMOs for activities associated with the conduct of
its clinical trials or the production of the Company’s product candidates.

Michael J. Fox Foundation Grant

On November 3, 2021, the Company was awarded a grant from The Michael J. Fox Foundation for

Parkinson’s Research (“MJFF”) in
the amount

of $
0.8

million to

explore markers

for target

engagement in

individuals immunized

with UB-312,

an active
a -Synuclein
immunotherapy. The

Company used the funds to

oversee sample management, sample preparation (IgG

fractions) and distribution, as
well as characterize the binding properties of the antibodies against pathological forms of aSyn. Since funding was utilized over a two-
year period,

as cash

was received,

the amount

expected to

be utilized

within twelve

months was

recognized as

short-term restricted
cash/deposits, with

a corresponding

short-term accrued

liability, which was

released as

the related

expenses were

incurred. The

Company
recognized payments from MJFF

as a reduction of

research and development expenses,

in the same period

as the expenses that

the grant
was intended to reimburse were incurred. The

remaining balance of cash received was recognized

to long-term restricted cash/deposits,
with a

corresponding long-term

accrued liability.

As of

December 31, 2023,

there was
no

balance remaining

in the

accrued liability
related

to

this

grant.

For

the

year

ended

December 31,

2022,

the

Company

recognized

$
0.1

million

as

a

reduction

of

research

and
development

expenses

for

amounts

reimbursed

through

the

MJFF

grant,

and

did
no
t

recognize

any

reduction

in

research

and
development expenses for the year ended December 31, 2023.
Coalition for Epidemic Preparedness Innovations (“CEPI”) Grant
In April

2022, the

Company entered

into an

agreement with

the Coalition for

Epidemic Preparedness Innovations

(“CEPI”) whereby
CEPI agreed to provide

funding of up to $
9.3

million to co-fund a Phase

3 clinical trial of

Vaxxinity’s

next generation UB-612 COVID-
19 vaccine candidate as a heterologous – or

‘mix-and-match’ – booster dose. The Phase 3 trial, which

began in 2023, is evaluating the
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

are incurred. Funding

tranches received are

expected to the

utilized within twelve

months, thus the

funds received
are reflected within restricted cash with a corresponding short-term accrued liability. The Company recognizes payments from CEPI as a reduction

of research

and development

expenses, in

the same

period as

the expenses

that the

grant is

intended to

reimburse are

incurred.
As of December 31, 2023, there was
no

remaining balance of restricted cash and short-term accrued liability related to CEPI funds. For
the years ended

December 31, 2023 and

2022, the Company

recognized $
1.8

million and $
7.5

million, respectively,

as a reduction

of
research and development expenses for amounts reimbursed through the CEPI grant.
Lease Agreements

The Company has
two

operating lease

agreements for

office and laboratory

space. The Company

is also

required to pay

certain operating
costs under its leases.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

130
In August 2023,

the Company renewed

its lease for
9,839

square feet of

lab and office

space with Space

Florida in Exploration

Park,
Florida commencing August 12,

2023. The lease has a

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

Rent expense for each of the years ended December 31, 2023 and 2022 amounted to $
0.6

million and $
0.5

million, respectively.

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

Research and Development” (“ASC 730”)
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

Indemnification Agreements

In the ordinary

course of business,

the Company may

provide indemnification of

varying scope and

terms to employees,

consultants,
vendors, lessors,

business partners and

other parties

with respect

to certain

matters including, but

not limited

to, losses

arising out

of
breach of such

agreements or from

intellectual property infringement

claims made by

third parties. In

addition, the Company

has entered
into indemnification agreements

with members of

its board of

directors and executive

officers that

will require

the Company,

among

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

131
other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The
maximum potential amount of future payments

the Company could be required to

make under these indemnification agreements is,

in
many cases, unlimited.

To

date, the Company has

not incurred any

material costs as

a result of

such indemnification obligations. The
Company

is

not

aware

of

any

indemnification

arrangements

that

could

have

a

material

effect

on

its

financial

position,

results

of
operations, or cash flows, and it has
no
t accrued any liabilities related to such obligations as of December 31, 2023 or 2022.

Legal Proceedings

From

time

to

time,

the

Company

may

become

involved

in

legal

proceedings

arising

in

the

ordinary

course

of

business.

As

of
December 31, 2023 and 2022, the Company was not a party to any material legal matters or claims, except as discussed below.

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

Although the Company was not a party to the litigation initially, the Board formed a special committee, comprised of independent

directors who are being advised

by independent legal counsel, to

conduct an investigation
into the circumstances of the litigation and

the purported transaction.

The investigation concluded in the first quarter

of 2023, and the
company implemented certain additional control measures.

On November 10,

2023, Ask America

LLC (“Ask

America”) filed

counterclaims against the

Company in

connection with

a pending
legal matter

between Ask

America and

the Company’s

co-founders. The

case is

styled Hu

v.

Ask America

LLC, Case

No. 3:22-cv-
02432-X, and is pending in the U.S. District Court for the Northern District of Texas. The counterclaims name the Company as a third-
party defendant and alleges, among other things, certain violations of the Texas Securities Act and common law fraud.
The Company accrues liability

for this and other

such matters when it

is probable that future

expenditures will be made

and that such
expenditures can

be reasonably

estimated. At

this time,

since the

Ask America

litigation is

at an

early stage,

the Company

does not
consider a loss probable and no loss amount is estimable, hence no accrual for loss has been made.
Loss Contingency
In April 2021, the Company engaged United Biopharma, Inc. (“UBP”) to begin acquiring raw materials for use in the production of
GMP grade recombinant protein for UB-612, the Company’s COVID-19 vaccine candidate under an Authorization to Proceed
(“ATP”)

agreement for $
3

million of materials. Through August 2021, $
7.2

million of materials were ordered by UBP, $
3.0

million of
materials were received by UBP and paid for with a $
3.0

million advance payment from the Company. The Company has recognized
$
3.0

million in expense for these materials purchases authorized under the ATP.

When the Company asked to pause further manufacture of protein upon rejection of the Emergency Use Authorization application by
Taiwan in August 2021, UBP requested that its suppliers cancel the remaining $
4.2

million in orders for which it had not taken
possession of the materials. In the fourth quarter of 2022, the Company learned that most of the suppliers refused to cancel the orders,
although some agreed to seek other buyers for the materials. For these orders, management has not concluded that a loss for the
Company is probable, or that one amount of loss is a better estimate than any other amount, since UBP were not originally authorized by the ATP

and UBP’s suppliers may be able to dispose of some amount to other buyers. Hence, an expense has no
t been recognized
for them.

There is no claim against the Company by UBP related to these orders, no settlement or other agreement has been reached between the
Company and UBP or, to the Company’s knowledge, between UBP and its suppliers. Therefore, the range of the potential loss is still
$
0

to $
4.2

million.
15. Benefit Plans
In

March

2018,

the

Company

established

a

defined

contribution

savings

plan

under

Section

401(k)

of

the

Code.

This

plan

covers
substantially all

U.S. employees

who meet

minimum age

and service

requirements and

allows participants

to defer

a portion

of their
annual compensation on a

pre-tax basis. The Company

matches employee contributions to

the Plan at
100
% up to
4
% of the employee’s
base salary. During the

years ended December 31,

2023 and 2022,

the Company contributed

$
0.5

million and $
0.4

million to employees’
401(k) accounts.

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

132
The Company offers its Ireland-based employees

a Personal Retirement Savings Account (“PRSA”) that allows participants to defer a
portion of their annual compensation. The Company provides contributions equal to
5
% of each participant’s annual salary. During the
years ended December 31, 2023 and 2022, the Company contributed less than $
0.1

million per year to the PRSA accounts.

16. Related Party Transactions
The Company has related

party arrangements with

UBI and a number

of its affiliated companies

listed namely, United Biomedical, Inc.,
Asia (“UBI-Asia”), UBI Pharma, Inc. (“UBI-P”), United BioPharma, Inc (“UBP”), and UBI IP Holding (“UBI-IP”).
As of December 31, 2023, UBI and its

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
UBP MSA - United BioPharma, Inc. provides the Company with manufacturing, testing, and validation.
COVID MSA (“COVID

MSA”) - COVID MSA

provides that UBI acts

as COVAXX’s

agent with respect

to matters relating

the
Company’s COVID-19 program and provides

research, development, manufacturing,

and back office administrative

services to the
Company.

COVID-19

Relief

MSA

-

A

four-company

MSA

with

UBI,

UBI-Asia

and

UBP.

The

Company

is

an

exclusive

licensee

of
technologies related to diagnostics, vaccines, and therapies for COVID-19. The MSA established the terms under which UBI-Asia provides research, development, testing,

and manufacturing services to the Company and UBP provides contract development and manufacturing services to the Company.
In August

2021, Vaxxinity

entered into

a license

agreement with

UBI and

certain of

its affiliates

(collectively,

the “Licensors”)

that
expanded

intellectual

property

rights

previously

licensed

under

the

Original

UBI

Licenses

in

exchange

for

a

warrant

to

purchase
1,928,020

shares of Vaxxinity Class A common stock. The UBI Warrant

is exercisable at an exercise price of $
12.45

per share (subject
to adjustment pursuant thereto), is not subject to vesting, and has a term of five years

(see Note 14).
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
2023 2022
Consolidated balance sheet
Assets
Prepaid expenses and other current assets $
—
$
237
Amounts due from related parties
414
414
Liabilities
Accrued expenses
—
—
Amounts due to related parties
10,575
12,772
Current portion of note payable
1,500
1,113
Note payable
3,735
3,112
Accrued interest payable $
—
$
73

VAXXINITY,

INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

133

Years

Ended December 31,
2023 2022
Operating expenses
Research and development
Services provided by related parties
$

568
$

4,172
General and administrative
Services provided by related parties
2,725
—
Other expense
Related party interest expense
$

248
$

73

17. Subsequent Events
On March 8, 2024,

a Special Committee (the “Committee”)

of the Board of

Directors of Vaxxinity,

Inc. approved an option

repricing
(the “Repricing”).

The Repricing generally applied to

continuing employees and officers with

(a) underwater options to purchase

shares of the Company’s
Class A

common stock

that were

granted to

employees (such

options, the

“Employee Options”)

and to

Louis Reese,

the Company’s
Executive Chairman,

and Mei

Mei Hu,

the Company’s

Chief Executive

Officer (together

with Mr.

Reese, the

“Founders”) under

the
Company’s Omnibus Plan and the

2021 Pre-IPO Plan

and (b) underwater

options to purchase

shares of the

Company’s Class B common
stock granted

pursuant to stock

option agreements

governed by

the terms

of the 2021

Pre-IPO Plan

(together with

the Employee

Options,
the

“Eligible

Options”).

The

total

number

of

shares

of

Class

A

and

Class

B

common

stock

underlying

all

Eligible

Options

was
approximately
10,105,140

shares.
The Eligible Options were repriced such that the exercise price per share for such options was reduced to $
0.70
, the closing price of the
Company’s Class

A common stock

on the Nasdaq

Global Market on

March 8, 2024,

the most recent

closing price of

the Company’s
Class A common stock prior to the Repricing.
In order to exercise the Employee

Options at the reduced exercise price,

holders are required to remain in

service with the Company (or
otherwise

be

eligible

to

exercise

their

options

pursuant

to

any

applicable

post-termination

exercise

period)

through

the

end

of

a
“Retention Period” that ends on the earlier

of: (a) December 31, 2024 and (b)

a Change of Control, as defined in

the Omnibus Plan. If
an employee exercises an Employee Option prior to the end of the Retention Period, such employee will be required to pay a premium
exercise price

equal to

the original

exercise price

per share

of such

Employee Option.

Options subject

to the

Repricing held

by the
Founders will be

exercisable in accordance

with their terms,

and shares of

Class B common

stock acquired upon

exercise of such

options
will be subject to

a lock-up restriction prohibiting

sales for a period

of two years from the

Repricing Date. In addition,

the Founders will
not be eligible to receive annual equity grants in 2024 and 2025.
The Company is evaluating the impact of the Repricing and will disclose this impact in its Quarterly Report on Form 10-Q for the first quarter of fiscal year 2024.

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

and the preparation

of the Company’s consolidated

financial statements

for external

reporting purposes in

accordance
with U.S. GAAP.
Management, including the principal executive

officer and principal financial

officer, conducted

an assessment of the effectiveness

of
the Company’s internal control over

financial reporting as

of December 31, 2023 utilizing

the framework established

in Internal Control
– Integrated Framework (2013)

issued by the Committee

of Sponsoring Organizations of

the Treadway Commission (COSO). Based

on
this assessment, management has

determined that the Company’s

internal control over financial

reporting as of December 31,

2023 is
effective.
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

ended December 31, 2023 that

have materially affected, or

are reasonably likely

to materially affect, our

internal
control over financial reporting.

Item 9B. Other Information.
On March 25, 2024, Peter

Powchik, MD notified the Company

of his intention to resign

from the board of directors

effective March 31,
2024.

Dr.

Powchik’s

resignation

is

not

the

result

of

a

disagreement

with

the

Company

on

any

matter

relating

to

the

Company’s
operations, policies or practices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
The disclosure required by this item is not applicable.
PART

III
Items 10, 11, 12, 13 and 14.
Our independent registered public accounting firm is Forvis, LLP, New York,

NY,

Auditor Firm ID: 686.
The information

required by

these items

is incorporated

by reference

to our

definitive proxy

statement relating

to our

2023 Annual
Meeting of Shareholders. We currently anticipate that our definitive proxy statement will be filed with the SEC not later than 120 days
after December 31, 2023, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART

IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this Report:
(1)

Financial Statements. The

following consolidated

financial statements

and the

notes thereto,

and the

Reports of

Independent
Registered Public Accounting Firm are incorporated by reference as provided in Item 8 and Item 9A of this Report:
Audited Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022
Report of Independent Registered Public Accounting Firm
s (PCAOB ID: 686, PCAOB ID: 32) 107
Consolidated Balance Sheets
109
Consolidated Statements of Operations
110
Consolidated Statements of Convertible Preferred Stock
111
Consolidated Statements of Stockholders’ Equity (Deficit)
111
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

10.9

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

10.15
Open Market Sale Agreement, dated as of August 9, 2023, between Vaxxinity, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.2 of our Registration Statement on Form S-3 (File No. 333-273822) filed on August 9, 2023).

21.1

Subsidiaries of Vaxxinity, Inc.*

23.1
Consent of Independent Registered Public Accounting Firm (FORVIS, LLP)

23.2
Consent of Independent Registered Public Accounting Firm (Armanino LLP)

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

97.0
Vaxxinity, Inc. Compensation Recoupment Policy
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
(c) Schedules:
None
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act

of 1934, the registrant has duly caused this Annual
Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2024.

VAXXINITY,

INC.
By: /s/ Mei Mei Hu
Mei Mei Hu, President and
Chief Executive Officer
ADDITIONAL SIGNATURES AND POWERS OF ATTORNEY
KNOW ALL PERSONS BY

THESE PRESENTS, that each

person whose signature appears

below constitutes and appoints

Mei Mei
Hu

and

Sumita

Ray,

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
Pursuant to the requirements

of the Securities Exchange

Act of 1934, as

amended, this Annual Report

on Form 10-K has

been signed
below by the following persons and in the capacities indicated on March 27, 2024.
Signature

Capacity in Which Signed
/s/ Mei Mei Hu President, Chief Executive Officer and Director
Mei Mei Hu (Principal executive officer)
/s/ Jason Pesile Chief Accounting Officer
Jason Pesile (Principal financial officer and principal accounting officer)
/s/ Louis Reese Executive Chairman
Louis Reese
/s/ George Hornig Director
George Hornig
/s/ Landon Ogilvie Director
Landon Ogilvie
/s/ Gaby Toledano Director
Gaby Toledano
/s/ Peter Diamandis Director
Peter Diamandis
/s/ James Smith Director
James Smith