Form 10-K/A
period 2023-12-31
Vaxxinity, Inc.
filed 2024-04-29
CIK 1851657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
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

$
155.6

million
based upon the closing stock

price of issuer’s common stock

on June 30,
2023
, the last business

day of the Registrant’s most recently

completed second
fiscal quarter. For the

purposes of this disclosure only,

the Registrant has assumed that its directors, executive

officers (as defined in Rule 3b-7

under
the Exchange

Act) and

the beneficial

owners of

5% or

more of

the Registrant’s

outstanding common

stock are

the affiliates

of the

Registrant. The
number of shares of Registrant’s Common Stock outstanding as of April 26, 2024 was
126,784,684
.

Auditor Firm PCAOB ID:
686
Auditor Name:
Forvis, LLP
Auditor Location:
New York, New York
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY

NOTE
Vaxxinity

,

Inc. (“Vaxxinity,”

and together with its subsidiaries, the “Company,” “we,” “us” or “our”) is filing this Amendment No.
1 on Form 10-K/A

(this “Amendment”) to

amend our Annual Report

on Form 10-K for

the year ended December

31, 2023, originally
filed with the Securities and Exchange Commission (the “SEC”)

on March 27, 2024 (the “Original 10-K”) to (i) include the

information
required by Items 10

through 14 of Part

III of Form 10-K

and (ii) amend Item

15 of Part IV

of the Original 10-K

to update the exhibit
list. The information required

by Items 10

through 14 of

Part III of

Form 10-K was

previously omitted from the

Original 10-K in

reliance
on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form
10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

We are
filing this Amendment

to include

Part III information

in our

Form 10-K because

a definitive

proxy statement containing

such information
will not be filed by Vaxxinity

within 120 days after the end of the fiscal year covered by the Form 10-K.
In accordance with

Rule 12b-15 under

the Securities Exchange

Act of 1934,

as amended (the “Exchange

Act”), Part III, Items

10
through 14 of

the Original 10-K

are hereby amended

and restated in their

entirety.

Additionally, in

accordance with Rules

12b-15 and
13a-14 under the Exchange Act,

we have amended Part IV,

Item 15 to include currently dated

certifications pursuant to Section 302

of
the Sarbanes-Oxley Act

of 2002. Since

no new financial statements

have been included

in this Amendment

and this Amendment does
not contain or

amend any disclosure

with respect to

Items 307 and

308 of Regulation

S-K, paragraphs

3, 4, and

5 of the

certifications
have been

omitted. Similarly,

since no

financial statements

have been

included in

this Amendment,

certifications pursuant

to Section
906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except for the changes to Part III and

Item 15 of Part IV, including the filing of related certifications added to the exhibit list in

Part
IV,

this Amendment makes

no changes to

the Original 10-K.

This Amendment does

not reflect events

occurring after the

filing of the
Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such
meaning as ascribed to them in the Original 10-K.
BACKGROUND
Vaxxinity

is a biotechnology company currently focused

on developing product candidates for human

use in the fields

of neurology
and coronaviruses utilizing its

“Vaxxine

Platform”—a peptide vaccine technology

first developed by United Biomedical,

Inc. (“UBI”)
and subsequently refined over the last two decades. The Company was formed through the combination of two separate businesses that originated from

UBI in

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
for equity in Vaxxinity

(the “Reorganization”). In November,

2021, the Company closed its initial

public offering of

Class A common
stock (the “IPO”). On December 30, 2022, COVAXX

merged with and into Vaxxinity.

VAXXINITY

,

INC.
FORM 10-K/A
TABLE OF CONTENTS
PART III
 ................................................................ ................................................................ ................................................................ ... 1
Item 10.
Directors, Executive Officers and Corporate Governance
................................................................ ......................... 1
Item 11.
Executive Compensation
 ................................................................ ................................................................ ............... 5
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
 ........... 13
Item 13.
Certain Relationships and Related Person Transactions, and Director Independence
 ......................................... 15
Item 14.
Principal Accountant Fees and Services
 ................................................................ .................................................... 18
Part IV
 ................................................................ ................................................................ ................................................................ .... 19
Item 15.
Exhibits and Financial Statement Schedules
 ................................................................ ............................................. 19
SIGNATURES
 ................................................................ ................................................................ ....................................................... 22

PART

III
Item 10.

Directors, Executive Officers and Corporate Governance
Board of Directors

The table below identifies and sets forth certain information regarding our directors as of April 22, 2024.
Committees
Director Age Audit
Nominating and

Governance Compensation
Louis Reese (Executive Chairman) 42
Mei Mei Hu 41
Peter Diamandis 62 X X
George Hornig 69 Chair X
Landon Ogilvie* 46 X
James Smith 43 X
Gabrielle Toledano 57 X Chair Chair
* Lead Independent Director
Louis Reese
is one

of our

two co-founders and

is the

Executive Chairman

of the

Company.

Mr. Reese

has served

in this

role for

the
Company since

the Reorganization

and was

previously a

director of

both UNS

and COVAXX

since September

2014. Mr.

Reese has
also been

a director

and a

member of

the executive

committee of

UBI since

2014. He

was also

a director

of ShenLian

Biotech from
2010

to

2014.

Mr. Reese

is

also

the co-founder of

an

investment

and

advisory

firm

with

active

investments

in

real

estate,

energy,
hospitality and

life sciences.

His investments

focus on

achieving global

impact in

critical important

areas through

innovative models
and

approaches.

He received

his B.A.

from

University

of

Pennsylvania.

We

believe

Mr. Reese

is qualified

to serve

on the

board

of
directors based on

the perspective and

experience he brings

as a member

of the executive

committee of UBI

and as an

investor in life
sciences companies.
Mei Mei Hu
, one of

our two co-founders, is

our President and

Chief Executive Officer

and is one of

our directors. Ms. Hu

has served
in these roles for

the Company since the

Reorganization and was previously a

director of both UNS,

since October 2014, and

COVAXX,
since March 2020. Ms. Hu has

also been a director and

a member of the executive committee

of UBI since 2010 and

a director of United
BioPharma,

Inc.

(“UBP”)

since

March

2020.

Ms. Hu

was

formerly

a

consultant

at

McKinsey &

Company

where

she

advised
pharmaceutical companies

on strategic, operational

and organizational

issues. She was also

a director of

ShenLian Biotech from

2010
to 2014. Ms. Hu is also co-founder of an investment and advisory group with active investments in real estate, energy and life sciences.
She has

been named

to Time

100 Next

list, Fortune

40 under

40 and

Young

Global Leaders

of World

Economic Forum.

She holds

a
B.A. from

University of

Pennsylvania and

a J.D. from

Harvard Law

School. We

believe Ms. Hu

is qualified

to serve

on the

board of
directors

based

on

the

perspective

she

brings

as our

Chief

Executive

Officer,

her experience

in

the

biotechnology

and

life

sciences
industries and her success in leading the spin-outs of UNS and COVAXX from UBI.
Peter Diamandis,

MD

has served

as a

director of

the Company

since the

Reorganization and

was previously

a director

of COVAXX
since March

2020. Dr.

Diamandis has

been the

Chief Executive

Officer of

PHD Ventures,

Inc., his

personal holding

company for

his
writing, speaking and

consulting activities, since

October 1993. Dr. Diamandis has started more

than 24 companies

in the

areas of human
longevity,

space, venture capital and

education, including as a co-founder

of BOLD Capital Partners

in 2015, a venture

fund investing
in exponential

technologies, and

as the

founder and

Executive Chairman

of the

XPRIZE Foundation,

a non-profit foundation

which,
since 1996, has designed and operated large

-scale incentive competitions for the development of

new technologies that may help solve
some of mankind’s major challenges. In

the area of human longevity, he has helped found Human

Longevity, Inc., for which he served
as a director

from 2013 until

December 2018, Celularity

Inc., for which

he served as

Vice Chairman

from July 2017

to July 2021

and
as a director

starting in July

2021, and Fountain

Therapeutic Services, Inc.,

for which he

has served as

Chairman since

January 2019.
He is also the executive founder of Singularity University,

a graduate-level Silicon Valley

institution founded in 2010 that counsels the
world’s leaders

on exponentially growing

technologies. He also served

as a director of DPCM

Capital, Inc. from

October 2020 until it
completed its business combination with D-Wave

Systems Inc. in August 2022, and as a director of Software Acquisition Group Inc. II from September 2020 until it completed its business combination with Otonomo

Technologies Ltd. in

August 2021.
Dr. Diamandis is also a New

York

Times best-selling author.

He earned degrees in Molecular Engineering and

Aerospace Engineering
from Massachusetts

Institute of

Technology

and holds an

M.D. from

Harvard Medical School.

We

believe Dr.

Diamandis is qualified
to serve on the board of

directors based on his experience investing in,

working with and co-founding companies in the life sciences and technology industries.

George Hornig

has served as a

director of the Company

since January 2022. Mr.

Hornig is also Managing

Partner and Co-Founder

of
The Seed

Lab, an

early-stage venture

fund that

he joined

in January

2019, and

a director

for Syntax

Advisors, an

investment advisor
(since January

2018). From

2010 to

2016, Mr.

Hornig was Senior

Managing Director

and COO

of PineBridge

Investments (formerly
AIG

Investment

Management).

Prior

to

joining

PineBridge,

Mr.

Hornig

spent

eleven

years

at

Credit

Suisse

Asset

Management

as
Managing Director and Global

COO. From 1993 to

1999, Mr. Hornig was Executive Vice President of

Deutsche Bank Americas. Earlier
in his career, Mr. Hornig was Managing Director and COO of Wasserstein Perella & Co, worked in the M&A group of First Boston and was an

Associate

with the

law

firm

of Skadden,

Arps, Slate,

Meagher

& Flom

LLP.

During

his career,

Mr.

Hornig has

served

as a
Director of

Forrester Research,

Unity Mutual

Life, Veridian

Group, KBL

Merger Corp

IV,

Office Tiger,

Daily Candy

and Merchants
Preferred. Recently,

Mr.

Hornig previously

served as the

Chairman of

Xometry,

an AI-driven platform

for on-demand

manufacturing
of industrial parts,

from 2013 until 2023

and as a

co-chairman of Healthwell

Acquisition Corp. I,

a special acquisition

company,

from
July

2021

until

its

liquidation

and

dissolution

in

December

2023.

Mr.

Hornig

received

his

A.B.,

J.D.

and

M.B.A.

from

Harvard
University.

We

believe Mr.

Hornig is

qualified to

serve on

the board of

directors based

on his

service on

public company

boards and
financial industry experience.
Landon Ogilvie

has served

as a

director of

the Company

since February

2023. Mr.

Ogilvie currently

serves as

CEO of

Co-West

Inc.
and has been in this

position since 2017. He is also

CEO of Destination Systems, a logistics

company in Colorado.

He has over 20 years
of experience in logistics, risk

management, operations management, government contracts and organizational leadership across diverse
industries and has

served on numerous boards.

He began his career

in the risk management

sector where he was

a partner in Gans

and
Smith Insurance. Mr. Ogilvie has

been a serial entrepreneur both as a founder and acquirer of businesses in highly regulated industries,
such as insurance, finance, and oilfield waste management.

We believe Mr.

Ogilvie is qualified to serve on the board of directors based on his service on company boards and extensive business management experience.
James Smith

has served as

a director of

the Company since February

2023.

Mr. Smith

is currently the

CEO of InvitedHome

Inc. and
has served in this position since 2018.

Prior to that Mr. Smith was CFO of InvitedHome Inc.

from 2014 to 2017 and CFO of

Mogul Inc.
from 2012 to 2014.

Mr. Smith

was a member of

the Board of Directors

of YourFare

Inc. from 2017 to

2023. Earlier in his

career Mr.
Smith

was

a

Financial

Analyst

for

Westfield

and

an

Auditor

with

Ernst

&

Young.

Mr Smith

received

a

Bachelor

of Commerce

&
Bachelor of

Business from

the University of

Queensland (Australia)

and a

Diploma in

Financial Markets

from the

Financial Services
Institute of Australasia

(FINSIA). We believe Mr. Smith is qualified to

serve on the

board of directors

based on his

managerial, financial,
fundraising & M&A experience while serving as CEO, CFO, co-founder,

investor and board member for several companies.
Gabrielle

Toledano

has

served

as a

director

of

the

Company

since

February

2023.

Ms.

Toledano

currently

serves

on the

Board

of
Directors

as Chairman

of the

Compensation

Committee

for Lilium

and

Velo3D

and has

been

the COO

for

Keystone Strategy

since
January 2020.

Ms. Toledano served on the boards

for Bose Corporation from

June 2020

until October 2022 and

the Namely Corporation
from February

2019 until

September of 2022.

Prior to

Keystone, Ms.

Toledano

was Executive

in Residence

for Comcast

Ventures

in
2019 and Chief People Officer

at Tesla

from 2017 to 2018.

Ms. Toledano

served as Chief Talent

Officer at Electronic Arts from

2006
to 2017 and Chief Human Resources Officer for

Siebel Systems from 2002 to

2006.

During her career she has also

served on the boards
of Glu

Mobile, Visier,

Jive Software,

TalentSky

and Jhana

Software.

From 1991

to 2002,

Ms. Toledano

served in

human resources
leadership

positions

with

Microsoft

and

Oracle.

Ms.

Toledano

received

her

undergraduate

and

graduate

degrees

from

Stanford
University.

We

believe

Ms.

Toledano

is qualified

to serve

on the

board of

directors

based on

her extensive

executive management
experience at public companies.
Executive Officers
The table below identifies and sets forth certain information regarding our executive officers as of April 22, 2024.

Executive Officer Age Position
Mei Mei Hu 41
Co-Founder, President, Chief Executive

Officer and Director
Louis Reese 42 Executive Chairman
Sumita Ray 50 Chief Legal, Compliance & Administrative Officer
Jason Pesile 50
Chief Accounting Officer

Biographical information for Mei Mei Hu and Louis Reese is set forth above under “—Board of Directors.”
Sumita Ray,

J.D
. has

served as

our Chief

Legal, Compliance

and Administrative

Officer since

October 2023.

Prior to

that, Ms.

Ray
served

as

Chief

Legal,

Compliance

&

Administrative

Officer

and

Corporate

Secretary

at

Instil

Bio,

Inc.

(Nasdaq:

TIL),

a

public
biotechnology company,

from April 2022

to May 2023. Previously,

from September 2017

to April 2022,

she served as Chief

Legal &
Administrative Officer, overseeing the Legal, Compliance, Human Resources, IT and Facilities

functions of Calithera Biosciences, Inc.,
a public

biotechnology company.

Prior to

joining Calithera,

she served

as Chief

Compliance Officer

and Associate

General Counsel,
Head of Healthcare and Regulatory Law at Pharmacyclics, Inc. (Nasdaq: PCYC), which was acquired by AbbVie Inc. (NYSE: ABBV)
in May 2015, where she supported the company through the

global approval and launch of Imbruvica in multiple indications from April
2013

to

November 201

5.

Previously,

Ms.

Ray served

as Head

of BioNeurology

& Regulatory

Law

Group at

Elan Pharmaceuticals,
Corporate Counsel, Commercial Law Group at Genentech, Inc. and Corporate Counsel at AstraZeneca (Nasdaq: AZN). Ms. Ray is also the principal

and sole

member of

FifthRay Consulting,

LLC, a

consulting

company for

life science

companies, since

its founding

in
November

2015.

Ms. Ray

serves

as a

member

of

the

board

of

directors

of

Biomea

Fusion,

Inc.

and

also

on

the

Advisory

Board

of
BioTrillion, a healthtech startup developing digital biomarkers for disease detection. Ms. Ray started her career as a pharmaceutical and products liability litigator at Montgomery,

McCracken, Walker

and Rhoads LLP.

Ms. Ray holds a J.D. from Temple University School
of Law and a B.S. in Microbiology from the University of Arizona.

Jason Pesile

is our

Chief Accounting

Officer.

Mr.

Pesile has served

in this role

since March

2024. Prior

to that,

Mr.

Pesile served

as
our Senior Vice

President, Finance and Accounting since

January 2022.

Mr. Pesile is a

finance executive with more than twenty

years
of experience in the

biopharmaceutical space and previously

served as Vice

President Finance, Corporate

Controller at Beyond Spring
Pharmaceuticals,

a

pharmaceutical

research

company,

from

September

2020

to

December

2021.

Prior

to

that,

Mr.

Pesile

was

the
Executive

Director,

Finance,

at

Progenics

Pharmaceuticals,

Inc.,

a

pharmaceutical

research

company,

from

November

2016

to

July
2020.

He

has

worked

at

multiple

biopharma

companies

in

the

past

ten

years,

where

he

led

various

aspects

of

financial

operations,
including

accounting,

financial

reporting,

audit

and

financial

planning.

Earlier

in

his

career,

Mr.

Pesile

worked

in

management
consulting, and

as a global

project manager

at Schering-Plough

and Merck focused

on post-merger

integration. Jason

graduated from
the Wharton School

of the University

of Pennsylvania with

a B.S.

degree in Finance

and holds an

MBA from Columbia

Business School.
He is a Certified Public Accountant in the State of New Jersey.
Family Relationships
Mei Mei Hu, our Chief

Executive Officer and Director,

and Louis Reese, our Executive

Chairman, are married to each

other. Mei

Mei
Hu,

Louis

Reese,

one

of

their

affiliates

and

UBI

are

party

to

the

Voting

Agreement

described

in

the

sectioned

titled

“Certain
Relationships and Related Person Transactions,

and Director Independence – Voting

Agreement.”
Corporate Governance
Stockholder Director Nominations
There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.
Information Regarding Our Audit Committee
The audit committee currently consists of George

Hornig, Gabrielle Toledano

and James Smith. The board of directors has determined
that each

member of

the audit

committee satisfies

the independence

requirements under

the Nasdaq

listing standards

and Rule

10A-
3(b)(1)

of the

Securities Exchange

Act of

1934, as

amended (“Exchange

Act”). Mr.

Hornig is

the chair

of the

audit committee.

The
board of directors has determined

that Mr. Hornig

is an “audit committee financial

expert” within the meaning of SEC

regulations. All
members

of

the

audit

committee

meet

the

requirements

for

financial

literacy

under

the

applicable

Nasdaq

rules

and

regulations.

In
arriving at these determinations, the

board of directors has examined each

audit committee member’s scope of experience

and the nature
of his or her employment.

Code of Conduct and Ethics
We

have

adopted

a code

of conduct

and ethics

(the “Code

of Conduct”)

that applies

to all

of our

directors, officers

and employees,
including

our

principal

executive

officer

and

principal

financial

officer.

Our

Code

of

Conduct

is

available

under

the

Corporate
Governance section of the Investors page of our website at www.Vaxxinity.com.

In addition, disclosures regarding any amendments to,
or waivers of, any provisions of

our Code of Conduct that apply

to our directors, principal executive officer or principal financial officer
will be

included

in a

Current Report

on Form

8-K within

four business

days following

the date

of the

amendment or

waiver,

unless
website posting

or the

issuance of a

press release

of such amendments

or waivers

is then permitted

by the rules

of The Nasdaq

Stock
Market.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires executive officers, directors and persons who own more than 10% of a registered class of
our equity securities to file reports of ownership with the Securities and Exchange

Commission (the “SEC”). Based solely on our
review of the copies of such forms received by us and related written representations,

we believe that during the fiscal year ended
December 31, 2023, all filing requirements were timely satisfied except for: one late filing of a Form 4 due to an administrative error for each of Katherine Eade, George Hornig, Landon Ogilvie, James

Smith and Gabrielle Toledano

to report the grant of 132,352 stock
options in each case; two late filings of Form 4s due to administrative errors for Peter Diamandis,

MD to report three transactions, the
grant of 132,352 stock options, the exercise of 46,500 stock options and the exercise of

429,037 stock options; two late filings of Form
4s due to administrative errors for Peter Powchik,

MD to report two transactions, the grant of 132,352 stock options and the grant of
159,744 stock options; one late filing of a Form 4 due to an administrative error for Lou Reese to report three stock option grants of
620,000 stock options, 61,607 stock options and 301,188 stock options; one late filing of a Form 4 due to an administrative error for
Mei Mei Hu to report two stock option grants of 620,000 stock options and 73,928 stock options;

one late filing of a Form 4 due to an

administrative error for Ulo Palm to report the grant of 123,418 stock options;

one late filing of a Form 4 due to an administrative
error for Rene Paula Molina to report the grant of 116,612

stock options; one late filing of a Form 4 due to an administrative error for
Jason Pesile to report the grant of 32,700 stock options; and one late filing of a Form 4 due to an administrative error for Sumita Ray
to report the grant of 425,000 stock options.

Item 11. Executive Compensation

Executive Compensation
We qualify

as an “emerging growth company” under the Jumpstart Our

Business Startups Act of 2012. As a result, we are permitted to
and

rely

on

exemptions

from

certain

disclosure

requirements

that

are

applicable

to

other

companies

that

are

not

emerging

growth
companies. Accordingly, we have included compensation information for only our principal executive officer, our two next most highly compensated executive

officers serving

at fiscal year-end and

two former executive

officers who

would have been

included as

one of
the foregoing had

they been serving

at fiscal year-end.

We

have not included

a compensation discussion

and analysis of our

executive
compensation programs or tabular compensation information other than the Summary Compensation Table and the Outstanding Equity
Awards

table. In

addition,

for so

long as

we

are an

emerging

growth

company,

we will

not

be required

to submit

certain

executive
compensation matters to our stockholders for advisory votes, such as “say-on-pay”

and “say-on-frequency” of say-on-pay votes.
We will remain an

emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026 (the last day of the fiscal year following the

fifth anniversary of

the consummation of

our initial public

offering), (b) the

last day of

our fiscal year

in which we
have a total annual gross

revenue of at least $1.235 billion,

(c) the date on which

we are deemed to be a “large

accelerated filer” under
the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
We are

also a “smaller reporting

company” as defined in

the Exchange Act. We

may continue to be

a smaller reporting company

even
after we are

no longer

an emerging

growth company.

We

may take

advantage of

certain of the

scaled disclosures available

to smaller
reporting companies and will be able

to take advantage of these

scaled disclosures for so long as

the market value of our

voting and non-
voting common stock

held by non-affiliates

is less than $250.0

million measured on

the last business day

of our second

fiscal quarter,
or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting

common

stock

held

by

non-affiliates

is

less

than

$700.0 million

measured

on

the

last

business

day

of

our

second

fiscal
quarter.
Overview
This

section

discusses the

material

components

of our

2023

compensation

program

for our

“named

executive

officers”

or

“NEOs”.
These NEOs for 2023 are:
●
Mei Mei Hu, Co-Founder, President, Chief Executive

Officer and Director;
● Louis Reese, Co-Founder and Executive Chairman;
●
Sumita Ray, Chief Legal,

Compliance & Administrative Officer;
●
Dr. Ulo Palm, former Chief Medical Officer;

and
●
René Paula Molina, former Senior Vice

President, Legal & Business Affairs, General Counsel and Secretary.

Summary Compensation Table
The following table presents the compensation for services

provided to us by our named executive

officers for the fiscal years indicated.

Name and Principal
Position Year Salary ($) (1) Bonus ($) (2)
Option
Awards ($) (3)
Nonequity
Incentive Plan
Compensation
($) (4)
All Other
Compensation
($) (5)
Total

($)
Mei Mei Hu 2023 307,672 — 1,015,188 — 37,471 1,360,351
Chief Executive Officer 2022 400,000 115,705 — — 16,069 531,774
Louis Reese 2023 238,104 — 1,015,188 — 37,471 1,290,763
Executive Chairman
Sumita Ray 2023 107,500 4,300 357,850 27,950 3,307 500,907
Chief Legal, Compliance
and Administrative Officer
Ulo Palm 2023 337,500 — 202,085 — 13,200 552,785
Former Chief Medical
Officer 2022 450,000 135,000 376,000 — 961,000
René Paula Molina 2023 310,480 — 190,942 — 43,200 544,622
Former Senior Vice
President, Legal and
Business Affairs 2022 362,500 108,750 — 8,878 480,128
(1)

Mr. Reese was granted 150,594 options in lieu of salary for the fiscal year ended

December 31, 2023. The amounts reported here represent

the grant date fair value
of stock options, calculated in

accordance with Accounting Standards

Update 718, “Compensation—Stock

Compensation (Topic 718).” For additional information,
see Notes 2 and 11 to our consolidated financial

statements included in the Original 10-K.

The assumptions used in calculating the

grant date fair value of the stock
options reported in this

table are set forth in the section of the Original 10-K titled “Management’s

Discussion and Analysis of Financial Condition and Results of
Operations— Critical Accounting Policies and Estimates—Stock-Based

Compensation.”
Ms. Ray joined the Company on October 1, 2023. For 2023,

Ms. Ray’s salary reflects a partial year of employment.
Dr. Palm resigned from the Company effective September 30, 2023.

For 2023, his salary represents payment from January

1, 2023 through that date.
Mr. Paula resigned from the Company effective November 3, 2023. For 2023, his salary represents payment from January 1, 2023 through that

date.
(2)

The amount shown in this column for Ms. Ray reflects

the discretionary portion of her 2023 bonus, as described

under “—Bonuses” below.
Ms. Hu and Mr. Reese

did not receive

bonuses with respect

to services performed

for the fiscal

year ended December 31,

2023 because prior

to the board

of directors
or compensation committee determining

any bonuses for

that year they

informed the compensation committee

that they would

decline any bonus

the committee
might otherwise choose to award.
Ms. Hu was granted 73,928

options in lieu of a cash bonus

with respect to performance during

the fiscal year ended December 31,

2022. The amounts reported here
represent the grant date fair value of stock

options, calculated in accordance with Accounting

Standards Update 718, “Compensation—Stock

Compensation (Topic
718).” For additional information, see Notes 2 and 11

to our consolidated financial statements included in the Original 10-K.

The assumptions used in calculating
the grant date fair value of the stock options reported in this table are set forth in the section of the Original 10-K titled “Management’s Discussion and Analysis of
Financial Condition and

Results of Operations—

Critical Accounting Policies

and Estimates—Stock-Based

Compensation.” The amount

reported has been

amended
to reflect the correction

of an error

in the calculation

of grant date fair

value reported in

the Company’s definitive proxy

statement relating to

its 2023 annual meeting
of stockholders.
Dr. Palm’s and Mr.

Paula’s discretionary bonuses for services performed in 2022 were paid in 2023. Dr. Palm elected to defer payment of his 2022 bonus in return
for the opportunity to receive either (a) 1.25

times such amount in the event certain corporate

milestones were achieved in 2023 or (b) .75 times

such amount in the
event such milestones were not achieved. Because Dr. Palm left the Company before the end of 2023, he was paid .75 times the amount of the discretionary bonus he earned for 2022, or $101,250, rather than the full $135,000 discretionary bonus he earned for his services performed in

2022.
(3)

The amounts reported here represent the grant date fair value of stock options, calculated in accordance with Accounting

Standards Update 718, “Compensation—
Stock Compensation

(Topic

718).” For

additional information,

see Notes

2 and

11

to our

consolidated financial

statements included

in the

Original 10-K.

The
assumptions

used

in

calculating

the

grant

date

fair

value

of

the

stock

options

reported

in

this

table

are

set

forth

in

the

section

of

the

Original

10-K

titled
“Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations—Critical

Accounting

Policies

and

Estimates—Stock-Based
Compensation.”
(4)

The amount reported in this column for Ms. Ray represents the amount earned pursuant to our annual cash incentive awards program. See

“Narrative Disclosure to
Summary Compensation Table—Bonuses” below.

(5)

For Ms. Hu and Mr. Reese the amounts

shown represent the aggregate incremental cost of personal use of our corporate airplane. Aggregate incremental cost was determined by taking the

variable costs to the

Company of owning and

operating the corporate airplane

in 2023 and

2022, as applicable, and

multiplying it by a
fraction which represents

the portion of

the usage of

the airplane in

those years that

was determined to

be personal use

by Ms. Hu

and Mr.

Reese. Occasionally
family members of

Ms. Hu and Mr. Reese

have accompanied them

on business travel

on our corporate

airplane, for which

we incurred
de minimis

incremental costs.
For Ms. Ray,

the amounts shown represent

the Company’s matching

contributions to a 401(k)

plan. For Mr.

Paula, the amounts shown

represent the Company’s
matching contributions to a retirement 401(k) plan and fees paid to Mr. Paula pursuant to

his consulting arrangement described below. For

Dr. Palm, the amounts
shown represent the Company’s matching

contributions to a 401(k) plan.
Narrative Disclosure to Summary Compensation Table
The following describes the material elements of our compensation program for the fiscal year ended December 31, 2023 as applicable
to our NEOs and

reflected in the Summary

Compensation Table

above. We

continue to evaluate our

executive compensation program
with the goal of aligning

executive compensation with stockholder

interests. As a result of

this evaluation, we expect

to make changes
to further enhance

our compensation practices,

and future changes

may differ in

several respects

from our historical

program as described
herein.
Base Salary
We

use base

salaries to

recognize the

experience, skills,

knowledge and

responsibilities required

for all

our employees,

including our
NEOs.

Base

salaries

are

determined

based

on

the

individual’s

responsibilities,

performance,

experience

and

what

we

determine

is
appropriate and necessary to retain key talent, taking into consideration the other forms of compensation we provide.
During

2023

and

2022,

Ms. Hu’s

base

salary

was $400,000.

Ms.

Hu waived

her base

salary

beginning

October 1,

2023.

Mr.

Reese
elected to

receive a

grant of

options in

lieu of

his base

salary for

2023. Ms.

Ray’s

base salary

is set

forth in

her offer

letter,

and was
$430,000 in 2023, increasing to

$450,000 on January 1, 2024.

Dr. Palm’s base salary was $450,000 in 2023

and 2022. Dr. Palm resigned
from the

Company on

September 30, 2023.

Mr.

Paula’s

base salary is

set forth in

his offer

letter, described

in more

detail below,

and
was $375,000 in

2023 and $370,000

in 2022. Mr.

Paula resigned from

the Company on

November 5, 2023

and has been

retained as a
consultant through October 31, 2024. Mr.

Paula’s consulting agreement is described

below.
Bonuses
None of

our NEOs is

contractually entitled

to an annual

bonus or other

annual incentive compensation,

however, Ms.

Ray is, and

Dr.
Palm and Mr.

Paula were, eligible for

an annual cash bonus

targeted at 40% of

base salary under their

offer letters. In connection

with
their departures, Dr. Palm and Mr.

Paula were not, however, eligible to receive an annual

cash bonus for 2023.
Ms. Ray’s

2023 bonus opportunity

was prorated for

the portion of

the year she

was employed by

the Company and

was subject to the
Company’s achievement

of five equally-weighted corporate goals consisting of one regulatory goal,

two clinical goals, one intellectual
property development goal

and one corporate

culture goal. The

regulatory goal was

not achieved; the

two clinical goals were

partially
achieved; the intellectual property development goal was achieved; and

the corporate culture goal was achieved.

Based on the foregoing
achievement,

the

Compensation

Committee

approved

the

funding

of

the

corporate

bonus pool

at

65%

of

target.

The

Compensation
Committee further exercised its discretion

to approve funding at an

additional 10% of target and

delegated authority to the Company’s
CEO to allocate such additional funding to the bonus pool participants in her discretion. Ms.

Ray received a payout of 75% of her target
bonus amount, or $32,250 (65% of target based

on the Company’s achievement

of the corporate goals and an additional 10% allocated
to Ms. Ray in the CEO’s discretion). The portion of this amount attributable to the achievement of the corporate goals is set forth in the
“Non-Equity Incentive

Plan Compensation”

column of

the Summary

Compensation Table

and the

portion of

this amount

awarded to
Ms. Ray in the discretion of the CEO is set forth in the “Bonus” column of the Summary

Compensation Table.
Prior to the board of directors or the compensation committee awarding them any cash bonus for 2023, Ms. Hu and Mr. Reese informed
the compensation committee that they would decline any cash bonus the compensation committee might choose to award.
Employee Benefits and Perquisites
Our

NEOs

are

eligible

to participate

in

our

health

and

welfare

plans

on the

same terms

and

conditions

as provided

to our

full-time
employees generally.

Additionally,

in 2023 and

2022, the Company

allowed our CEO

and Executive Chairman

to have limited

use of
the

corporate

plane

for

personal

travel,

the

costs of

which

were

considered

as

part

of

their

overall

compensation

package

from

the
Company and are disclosed in the Summary Compensation Table

above.
Retirement Benefits
We maintain

a 401(k) plan that

provides eligible U.S. employees

with an opportunity to

save for retirement on

a tax advantaged basis.
Beginning in 2022,

we offered to

match participant contributions

to their individual

accounts 100% up

to 4% of their

base salary.

Mr.
Paula

received

matching

contributions

of

$8,878.45

in 2022.

We

do

not

provide

deferred

compensation,

defined

benefit pension

or
nonqualified defined contribution benefits for our NEOs.

Employment Agreements
We currently

do not have a formal employment agreement or offer letter

with Ms. Hu or Mr. Reese.
We

provided

Ms.

Ray

with

an

offer

letter

in

connection

with

the

commencement

of

her

employment,

which

provides

for

at-will
employment and

sets forth an annual

base salary of

$430,000 through

December 31, 2023 increasing

to $450,000 on

January 1, 2024,
eligibility for an annual cash bonus targeted

at 40% of her base salary and an initial grant of stock

options with an aggregate grant date
value of

$357,850. For

more information

on such

grant, see

the table

below under

“Outstanding Equity

Awards

as of

December

31,
2023” and

its accompanying

footnote disclosure.

The offer

letter also

provides that

Ms. Ray

is eligible

to participate

in our

medical,
dental and vision plans.
We

provided

Dr.

Palm

with

an

offer

letter

in

connection

with

the

commencement

of

his

employment,

which

provided

for

at-will
employment and set forth his annual base salary of $450,000, eligibility for an annual cash bonus targeted at 40% of his base salary and an initial

grant of

stock options

with an

aggregate grant

date value

of $2,276,442.

For more

information on

such grant,

see the

table
below under

“Outstanding Equity

Awards

as of

December 31, 2023”

and its

accompanying footnote

disclosure. The

offer

letter also
provided that Dr. Palm was eligible to

participate in our medical, dental and vision plans.
We

provided

Mr.

Paula

with

an

offer

letter

in

connection

with

the

commencement

of

his

employment,

which

provided

for

at-will
employment and set forth an annual base salary of $325,000 (which salary was increased to $370,000 in 2023), eligibility for an annual cash bonus

targeted at

40% of

his base

salary and

a grant

of stock

options with

an aggregate

grant date

value of

$769,604. For

more
information

on such

grant, see

the table

below under

“Outstanding

Equity Awards

as of

December 31,

2023” and

its accompanying
footnote disclosure. The offer letter also provided that

Mr. Paula was eligible to participate in our medical,

dental and vision plans.
In connection with Mr.

Paula’s departure

in November 2023, we entered

into a consulting agreement

pursuant to which he

advises the
Company on legal, human

relations and governance matters

for up to

three hours per

month through October 31, 2024.

As consideration,
he is entitled to receive a retainer of $2,500 per month, payable on the 15th of each month.
Repricing of Options

On February 26, 2024, our

board of directors created

a special committee (the “Special

Committee”) comprised of

George Hornig and
Gabrielle Toledano,

two disinterested

and independent

directors, to

consider a

potential repricing

of outstanding

options to

purchase
shares

of

the

Company’s

Class

A

common

stock

and/or

Class

B

common

stock,

and

delegated

to

such

Special

Committee

the

full
powers, authority and discretion of the board of directors to review and approve the terms and conditions of any potential repricing.

On March 8, 2024,

the Special Committee approved

a repricing of

certain outstanding options

to purchase shares

of Class A

common
stock and Class B common

stock (the “Repricing”) held by certain

of our employees, including our executive

officers, consultants and
officers as described

in more detail below.

On March 10, 2024, following

approval by the Special

Committee, Louis Reese, Blackfoot
Healthcare Ventures LLC, United Biomedical,

Inc. and Mei

Mei Hu,

together the holders

of a

majority in voting

power of the

outstanding
shares of

our common

stock (the

“Majority Stockholders”),

approved the

repricing of

Eligible Employee

Options (as

defined below)
that were granted

to certain employees,

including certain executive

officers, and

consultants under our

the Company’s

2021 Omnibus
Incentive Compensation

Plan (the

“2021 Omnibus

Plan”) and

the 2021

Stock Option

and Grant

Plan (the

“2021 Stock

Option Plan”)
(such options, the “Employee

Options”),

in accordance with the

2021 Omnibus Plan and

as described in more

detail below (the repricing
of such Eligible Employee Options granted under the 2021 Omnibus Plan,

the “2021 Omnibus Plan Repricing”).
The Repricing generally applied

to (a) underwater

options to purchase shares

of the Company’s Class

A common stock that

were granted
to employees (other than Mei

Mei Hu and Louis Reese),

including certain executive officers,

and consultants under the 2021

Omnibus
Plan and the 2021 Stock Option and Grant Plan (the “2021 Stock Option Plan” and, together with the 2021 Omnibus Plan,

the “Plans”)
(such

options,

the

“Eligible

Employee

Options”)

and

(b)

underwater

options

to

purchase

shares

of

Class

B

common

stock

granted
pursuant to

stock option agreements

governed by

the terms of

the 2021 Stock

Option Plan

(the “Founder

Options” and,

together with
the Eligible Employee Options, the “Eligible Options”).
As of March 8, 2024 (with respect to the Employee Options issued under the 2021 Stock Option Plan and the Founder Options) and
March 10, 2024 (with respect to the Employee Options issued under the 2021 Omnibus Plan) (as applicable, the “Repricing

Date”), the
Eligible Options

were immediately

repriced such

that the

exercise price

per share

for such

options was

reduced to

$0.70, the

closing
price of

the Company’s

Class A common

stock on the

Nasdaq Global

Market on

March 8, 2024, the

most recent closing

price

of the
Company’s

Class A common

stock prior

to the

Repricing, subject

to certain

retention and

other requirements

outlined below

and, in
the

case

of

Employee

Options

issued

under

the

2021

Omnibus

Plan,

the

expiration

of

the

20-day

period

following

the

filing

of

a
definitive Information Statement on Schedule 14C.

Holders of the

Eligible Employee Options

may not exercise

the Eligible Employee

Options at the

reduced exercise price

until the end
of a “Retention Period”

that begins on

the Repricing Date and

ends on the earlier

of: (a) December 31, 2024

and (b) a

Change of Control,

as defined

in

the 2021

Omnibus

Plan.

If

an

employee

or consultant

exercises

an

Eligible

Employee

Option

prior

to the

end

of

the
Retention Period, such employee or

consultant will be required to pay a premium

exercise price equal to the original exercise

price per
share

of

such

Eligible

Employee

Option.

Options

subject

to

the

Repricing

that

are

held

by

Mei

Mei

Hu

and

Louis

Reese

will

be
exercisable in accordance with their terms, and shares of Class B common stock acquired upon exercise of such options will be subject to a lock-up restriction

prohibiting sales for

a period of two

years from the

Repricing Date.

In addition, Mei Mei

Hu and Louis

Reese
will not be eligible to receive annual equity grants in 2024 and 2025.
The Special Committee approved the Repricing after multiple meetings,

careful consideration of various alternatives, a review of

other

applicable factors

and with

the advice

of the

Company’s

independent compensation

consultant. The

Special Committee

designed the

Repricing, with

the original exercise

price applicable

to the Employee

Options during the

Retention Period,

and the extended

holding

period

and

determination

not to

make

of

annual

grants

to

the

Founders

in

2024

and

2025,

to

provide

added

incentive

to

retain

and

motivate the Company’s employees and Founders to continue to work in the best interests of the Company and its stockholders

without
incurring the stock dilution resulting from significant additional equity grants or significant additional cash expenditures

resulting from
additional cash compensation. As of the date of approval of the Repricing,

nearly all of the stock options held by

continuing Company
employees were “underwater,” with exercise prices well above the current market price of the Company’s

Class

A common stock. The
Eligible Options previously had exercise prices ranging from $0.73 to $13.00 per share.
Long-Term

Incentive Awards
From time to time, we have granted stock options to our NEOs to purchase shares of our Class A common stock, each with an exercise
price no less than the fair market value of a share of Class A common stock on the date of grant.
For

more

information

on

the

stock

options

granted

to

our

NEOs,

see

the

table

below

under

“Outstanding

Equity

Awards

as

of
December 31, 2023” and its accompanying footnote disclosure.
In the event an NEO terminates

employment for any reason, all

unvested stock options are forfeited.

In the event the termination

is for
“cause,” both vested and unvested stock options are forfeited.
Clawback Policy
As a public company,

if we are required to

restate our financial results due

to our material noncompliance

with any financial reporting
requirements under the federal securities laws as a result of misconduct, the President and Chief Executive Officer

and Chief Financial
Officer may

be legally required

to reimburse our

Company for any

bonus or other

incentive-based or equity

-based compensation they
receive

in

accordance

with

the

provisions

of

section

304

of

the

Sarbanes-Oxley

Act

of

2002,

as

amended.

Additionally,

we

have
implemented a Dodd-Frank Act-compliant clawback policy,

as required by SEC rules.

Outstanding Equity Awards

as of December 31, 2023
The following

table presents

the outstanding

equity incentive

plan awards

held by

each named

executive officer

as of

December 31,
2023.
Option Awards
Name Grant Date
Number of
Securities
Underlying
Unexercised
Options
Exercisable (#)
Number of
Securities
Underlying
Unexercised
Options
Unexercisable (#)
Number of
Securities
Underlying
Unexercised
Unearned Options
(#)
Option Exercise
Price Per Share
($)
Option Expiration
Date
Mei Mei Hu 03/28/2018

(1)
1,590,547 — 0.28 3/28/2028
01/26/2021 (2) 2,393,468 — 598,367 10.07 (9) 1/26/2026
01/26/2021

(3)
181,501 197,284 10.07 (9) 1/26/2031
03/07/2023 (4) 116,250 503,750 2.29 3/7/2033
03/07/2023

(5)
73,928 — 2.29 3/7/2033
Louis Reese 03/28/2018 (1) 2,346,547 — 0.28 3/28/2028
01/26/2021

(2)
2,393,468 — 598,367 10.07 (9) 1/26/2026
01/26/2021 (3) 181,501 197,284 10.07 (9) 1/26/2031
03/07/2023

(4)
116,250 503,750 2.29 3/7/2033
03/07/2023 (5) 61,607 — 2.29 3/7/2033
03/07/2023

(6)
301,188 — 2.29 3/7/2033
Sumita Ray 11/01/2023 (7) — 425,000 1.17 (9) 11/1/2033
René Paula 01/25/2021

(8)
209,332 — 4.01 (9) 3/1/2031
11/11/2021 (8) 42,066 — 13 (9) 11/11/2031
03/07/2023

(8)
17,006 — 2.29 (9) 3/7/2033
___________________________
(1)

These time-based options

to purchase shares

of our Class A

common stock are

subject to a four-year

time-vesting period, with

25% vesting one

year after the

vesting
commencement date and the remainder vesting in

equal installments each month during remainder of the

vesting period subject to continued service. The

vesting
commencement date is January 1, 2018 for the options granted to Ms. Hu and Mr. Reese.

(2)

These performance-vesting options

to purchase shares of

our Class B common

stock are subject to

performance-based conditions with

80% vesting upon the

closing
of our IPO and the

remaining 20% vesting

if the Class A

common stock maintains a

25% higher value than

the IPO offering price for

20 days out of any

consecutive
30-day period subject

to continued service

on the vesting

date. These options

were originally issued

by a predecessor

entity prior to

the Reorganization and

converted
to options to purchase our Class A common stock following the Reorganization. In August 2021, the Company canceled the options to purchase shares of Class A common stock in exchange

for an equal number of

options to purchase shares of

Class B common stock.

The options expire on the

fifth anniversary of the grant
date. See

Note 11

“Equity Incentive

Plans” of

the consolidated

financial statements

in the

Original 10-K

for additional

information. Class

B common

stock is
convertible to Class A common stock on a one-for-one basis and has no expiration date.
(3)

These time-based options to purchase shares of our Class B common stock are subject to a four-year time-vesting period, with 25% vesting one year after the grant
date and the remainder vesting in equal installments each month during remainder of the vesting period subject to continued service. These options were originally issued by a predecessor entity prior to

the Reorganization and converted to options to

purchase our Class A common stock

following the Reorganization. In August
2021, the Company canceled the

options to purchase shares of

Class A common stock

in exchange for an

equal number of options to

purchase shares of Class B
common stock. The options expire on the tenth anniversary of the grant date. See Note 11 “Equity Incentive Plans”

of the consolidated financial statements in the
Original 10-K for additional information. Class B common

stock is convertible to Class A common stock on a one-for-one basis and has no expiration date.
(4)

These time-vesting options to purchase

shares of our Class A common

stock are subject to a four-year time-vesting

period, with shares vesting ratably

on a monthly
basis over that time period.
(5)

These options to purchase shares of our Class A common stock were granted in lieu of an annual cash bonus for the year 2022, and were fully vested at the time of
grant.
(6)

These options to purchase shares of our Class A common

stock were granted to Mr. Reese in lieu of base salary for

the years 2022 and 2023.

They vested monthly
from January 1, 2023 through December 31, 2023.
(7)

These time-vesting options

to purchase shares

of our Class

A common stock

are subject to

a four-year

time-vesting period, with

25% vesting one

year after

the
vesting commencement date

and the remainder

vesting in equal

installments quarterly during

remainder of the

vesting period subject

to continued service.

The
vesting commencement date is October 1, 2023.
(8)

Mr. Paula transitioned from an employee to a consultant

on November 3, 2023, with an end

date as consultant of October 31, 2024.

His outstanding options ceased
vesting on November 3, 2023, and he will be eligible to exercise them through 90 days after the completion of his

term as a consultant (i.e., January 31, 2025).
(9)

Pursuant to the Repricing, as of the Repricing Date, these

options were repriced such that the exercise price per

share for such options was reduced to $0.70.

Director Compensation
Our board

of directors has

approved a policy

providing for annual

non-employee director compensation.

Under this policy,

each non-
employee director

is eligible

to receive

cash and

equity compensation

for their

services on

our Board

of Directors.

Mei Mei

Hu, our
President and Chief Executive Officer,

and Louis Reese, our Executive Chairman,

are also members of the board

of directors, but they
did not receive any

additional compensation for service

as a director.

Peter Powchik,

MD was both a member of

the board of directors
and Executive Vice

President, Global Scientific Director

from October 1, 2023

through December 31, 2023 but

he did not receive any
additional compensation

for service

as a director

during this

period. In

addition, in

connection with

his becoming

an employee

of the
Company

and receiving

equity awards

in his

capacity as

an employee,

Dr.

Powchik forfeited

a portion

of his

annual director

equity
award for 2023. The

compensation earned by or paid

to Dr. Powchik

in his capacity as an

employee of the Company

is set forth in the
“All Other Compensation” column of the 2023 Director Compensation table below. The compensation earned by or paid to Ms. Hu and
Mr.

Reese as named

executive officers

of Vaxxinity

for the fiscal

year ended

December 31, 2023

is set forth

in this item

above under
“Executive Compensation—Summary Compensation Table.”
Each non-employee director is entitled

to receive an annual retainer of $40,000,

payable quarterly in arrears. Any

independent director
who joins or vacates the board of directors mid-year will receive a prorated annual cash retainer during the director’s year of service. In addition, the

lead independent

director of

the board of

directors, committee

chairs and

committee members

are entitled to

receive the
following additional annual retainers, payable quarterly in arrears:
● $25,000 for the lead independent director;
● $20,000 for the chair of the audit committee;
● $15,000 for the chair of the compensation committee;
● $10,000 for the chair of the nominating and governance committee;
● $10,000 for each other member of the audit committee;
● $7,500 for each other member of the compensation committee; and
● $5,000 for each other member of the nominating and governance committee.
Some of the directors serving on the board of directors in 2023 voluntarily agreed to waive their rights to cash retainers for a portion of
their service during 2023 (see “2023 Director Compensation” below).
Each non-employee director continuing in service after each of our annual stockholder meetings will automatically be granted a number of stock options to purchase shares of our Class A common stock determined by dividing $270,000 by the 50-day moving average price
of our Class A

common stock. Such annual grants will

vest on the earliest of

(1) the one-year anniversary of the

grant date (or applicable
service start date for any

director appointed between annual stockholder meetings), (2)

the following year’s annual stockholder meeting,
and (3) a

“change of control”

(as defined in

the 2021 Omnibus

Plan), in each

case, subject to

such non-employee director’s

continued
service in such capacity through the vesting date.
We intend to periodically evaluate the terms of compensation of our non-employee directors as part of our regular review of our overall compensation strategy.
Stock options

granted to

our non-employee

directors under

the program

have an

exercise price

equal to

the fair

market value

of our
common stock on the date of grant and expire not later than ten years after the date of grant.

2023 Director Compensation
The following table sets forth the compensation earned by our non-employee directors for their service on the board of directors during
2023:

Fees Earned or
Paid in Cash
($)
(1)
Option Awards
($)
(2)
All Other
Compensation
($)
(3)
Total ($)
Name
Landon Ogilvie 66,468 204,153 — 270,611
Peter Diamandis 29,783 204,153 — 233,936
Peter Powchik 10,000 204,153 529,850 744,003
James Smith 45,833 204,153 — 249,986
Gabrielle Toledano 55,833 204,153 — 259,986
Katherine Eade 41,667 204,153 — 245,820
George Hornig 60,000 204,153 — 264,153
Gregory R. Blatt — — — —
___________________________
(1)

Mr. Blatt, Mr.

Chui, Dr. Diamandis and Dr.

Powchik voluntarily agreed to waive their rights to cash retainers for their board services during the first half of 2023.

Messrs. Blatt and Chui stepped down from the board on January

20, 2023 so received no cash retainers during 2023.
(2)

The amounts reported reflect the grant date fair value of stock options computed in accordance with ASC 718. We provide information regarding the assumptions
used to calculate the

value of the option

awards in Note 14

to our consolidated financial statements

in the Original 10-K.

Any awards originally granted as

stock
options to purchase common shares

of UNS or COVAXX for service as a director of UNS

or COVAXX were terminated and substituted with an option to

purchase
shares of Class A common stock of Vaxxinity

in connection with the Reorganization. See Note 1 to our consolidated financial statements in the

Original 10-K for
additional information. In connection with the commencement of his service as an employee, Dr. Powchik forfeited 95,336 of the 132,252 stock options granted to him as part

of his annual

director equity award.

The following table

shows the aggregate number

of shares subject

to options held

by each of

our directors as

of
December 31, 2023:
Number of Class A Stock Options Held at Fiscal Year-
End
Peter Diamandis 1,093,190
George Hornig 329,492
Peter Powchik (a) 845,103
Landon Ogilvie 132,252
James Smith 132,252
Gabrielle Toledano 132,252
(a)

Includes 584,744 options awarded to Dr. Powchik in his capacity as an employee of Vaxxinity.
(3)

The amount reported reflects

compensation for Dr. Powchik’s service

as an employee of

the Company in

2023, including $31,250

in base salary and

$498,600,
which reflects the grant date fair

value of stock options awarded to

Dr. Powchik computed in

accordance with ASC 718 using the

assumptions described in Note 14 to
our consolidated financial statements in the Original 10-K. Dr. Powchik did not receive a cash bonus for 2023.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The following

table sets

forth information

relating to

the beneficial

ownership of

our Class

A Common

Stock and

Class B

Common
Stock as of April 15, 2024 for:
●
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock outstanding;
● each of our directors;
● each of our named executive officers for 2023; and
● all directors and executive officers as a group.
Except as

noted by

footnote, and

subject to

community property

laws where

applicable, based

on the

information provided

to us,

we
believe that the

persons and entities named

in the table

below have sole

voting and investment

power with respect

to all shares shown
as beneficially

owned by

them. The

beneficial ownership

percentages set

forth in

the table below

are based

on 112,873,552

shares of
Class A Common Stock and 13,874,132 shares of Class B Common Stock outstanding as of April 15, 2024. Unless otherwise indicated
by footnote below,

the address for each beneficial owner listed is c/o Vaxxinity,

Inc., 505 Odyssey Way,

Merritt Island, FL 32953.
Shares Beneficially Owned
(1)
Percentage of
Total Voting
Power**
Class A Class B
No. % No. %
Name of Beneficial Owners
Directors and Executive Officers:
Mei Mei Hu
(2)
62,928,493 52.63% 14,557,063 87.90% 71.44%
Louis Reese
(3)
3,192,409 2.76% 6,348,980 39.03% 15.84%
Sumita Ray — * — — *
Ulo Palm — * — — *
René Paula Molina
(4)
268,404 * — — *
Peter Diamandis
(5)
1,880,803 1.65% 1,099,915 7.93% 4.52%
George Hornig
(6)
174,489 * — — *
Landon Ogilvie
(7)
165,202 * — — *
James Smith
(8)
194,612 * — — *
Gabrielle Toledano
(9)
132,352 * — — *
All directors and executive officers as a group (9
persons)
(10)
65,514,983 54.08% 15,676,978 82.61% 64.56%
Five Percent Holders:
United Biomedical, Inc.
(11)
57,877,859 50.42% — — 22.24%
___________________________
*

Represents beneficial ownership or voting power, as applicable, of less than one percent of our outstanding shares of common stock.
**

Represents the voting power with respect to all shares of our Class A common stock and Class B common stock, voting as a single class. Each share of Class
A common stock will be entitled to one vote per share

and each share of Class B common stock will be

entitled to ten votes per share. Holders of our Class A common stock and Class B common stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our Charter.
(1)

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a

person has beneficial ownership of a

security if he, she or it
possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such

as through the exercise of

warrants or stock options or the

vesting of restricted stock units within

60 days. Shares subject to warrants

or
options that are

currently exercisable or

exercisable within 60

days or restricted

stock units that

vest within 60

days are considered

outstanding and beneficially
owned by the person

holding such warrants,

options or restricted

stock units for the

purpose of computing

the percentage ownership

of that person but

are not treated
as outstanding for the purpose of computing the percentage

ownership of any other person.

(2)

Consists of (i) 5,518,961

shares of Class B

common stock held by

Ms. Hu, (ii) 271,655

shares of Class A

common stock held by

Blackfoot Healthcare Ventures
LLC (“Blackfoot”), (iii) 4,212,495 shares of Class A common stock held by United Biomedical Inc., Asia (“UBIA”) over which Ms. Hu has shared voting power,
(iv) 1,858,225 shares

of Class

A common stock

subject to options

exercisable within 60

days of

April 15, 2024, (v)

2,709,122 shares of

Class B

common stock
subject to options exercisable within 60 days of April 15, 2024 and, without duplication, (vi) the shares of common stock subject to the Voting Agreement that are disclosed under footnotes (3) and (11), pursuant to which Ms. Hu holds irrevocable proxies. Ms. Hu and Mr. Reese are the sole shareholders of Blackfoot and may therefore be deemed to beneficially own the securities held by Blackfoot. We do not believe that the parties to these voting agreements constitute a “group” under
Section 13 of the Exchange Act, as Ms.

Hu exercises voting control over these shares. All of the

shares identified in this footnote are subject a Voting

Agreement
Except as set forth in this footnote, Ms. Hu has no voting or investment power over the securities beneficially owned by the other parties to the Voting

Agreement
and disclaims beneficial ownership of such securities.

(3)

Consists of (i) 17,500 shares of Class A common stock held by Mr.

Reese, (ii) 3,955,512 shares of Class B common stock held by Mr.

Reese, (iii) 271,655 shares
of Class A common stock held

by Blackfoot, (iv) 2,903,254 shares of

Class A common stock subject to

options exercisable within 60 days of

April 15, 2024 and
(v) 2,393,468 shares of Class B common stock subject to options exercisable within 60 days of April 15, 2024. Ms. Hu and Mr.

Reese are the sole shareholders of
Blackfoot and may

therefore be deemed

to beneficially own

the securities held

by Blackfoot. All

of the shares

identified in this

footnote are subject to

a Voting
Agreement. Except as

set forth in

this footnote, Mr. Reese

has no voting

or investment power

over the securities

beneficially owned by

the other parties

to the Voting
Agreement and disclaims beneficial ownership of such securities.
(4)

Consists of 268,404 shares of Class A common stock subject

to options exercisable within 60 days of April 15, 2024.
(6)

Consists of (i) 906,141 shares of Class A common stock held by Dr. Diamandis, (ii) 13,824 shares of Class A common stock held by the spouse of Dr. Diamandis,
(iii) 1,099,915 shares of Class B common stock and (iv) 960,838 shares of Class A common stock subject to options

exercisable within 60 days of April 15, 2024.
(7)

Consists of 32,850 shares of Class A common stock held by various members of Mr. Ogilvie’s family and for which Mr. Ogilvie has voting and investment power and 132,352 shares of Class A common stock subject to

options exercisable within 60 days of April 15, 2024.
(8)

Consists of (i) 8,058 shares of Class A common stock held by Mr. Smith, (ii) 54,202 shares of Class A common stock held by IO Fund,

LLC for which Mr. Smith
shares voting and investment power and (iii) 132,352 shares of Class

A common stock subject to options exercisable within 60 days of

April 15, 2024. Mr. Smith
disclaims beneficial ownership of the securities held by IO

Fund, LLC except to the extent of his pecuniary interest therein.
(9)

Consists of 132,352 shares of Class A common stock subject

to options exercisable within 60 days of April 15, 2024.
(10)

In addition to

the directors and

named executive officers

included in this

table, also includes

securities beneficially

owned by Jason Pesile.

Consists of (i)

56,701,857
shares of Class A common stock,

(ii) 10,574,388 shares of Class B common

stock, (iii) 6,332,894 shares of Class A

common stock subject to options exercisable
within 60 days of April 15, (iv) 5,102,590

shares of Class B common stock

subject to options exercisable within

60 days of April 15, 2024 and (v)

1,928,020 shares
of Class A common

stock issuable upon the exercise of a warrant.
(11)

Consists of (i) 51,737,344 shares of Class

A common stock held by United Biomedical,

Inc. (“UBI”), (ii) 1,928,020 shares of Class A

common stock issuable upon
the exercise of the of a warrant owned by UBI and (iii)

4,212,495 shares of Class A common stock held by UBIA.

UBI is a majority shareholder in UBIA and may
be deemed to share voting and investment power over the securities held by UBIA. Ms.

Hu, Mr. Reese and Ms. Hu’s

father Nean Hu, together as a group, control
more than 50%

of the equity

interests of UBI,

and together hold

voting and investment

control of all

shares held by

UBI. Under the

so-called “rule of

three,” if
voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive

decision requires the approval of
a majority of those

individuals, then none

of the individuals is

deemed a beneficial owner

of the entity’s securities. Each

of Ms. Hu, Mr. Reese and

Mr. Hu expressly
disclaim beneficial ownership

of such shares,

except to the

extent of their

respective pecuniary interest.

All of the

shares identified in

clauses (i) and

(ii) of this
footnote are subject to a Voting

Agreement. Except as set forth in this footnote, UBI

has no voting or investment power over

the securities beneficially owned by
the other parties to the Voting

Agreement and disclaims beneficial ownership of such securities. The mailing address of UBI is 2622 Commerce Street, Dallas TX
75226-1402.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table

summarizes certain information,

as of December 31, 2023,

relating to our equity

compensation plans, which

were
approved by the Company’s

stockholders. See Note 11

of the consolidated financial

statements in the Original

10-K for a summary

of
our equity compensation plan.

Equity Compensation Plan Information
Plan Category
Number of securities to be
issued upon exercise of
outstanding options, warrants
and rights(a)
Weighted-average

exercise
price of outstanding options,
warrants and rights(b)
Number of securities
remaining available for
future issuance under equity
compensation plans
(excluding securities reflected
in column (a))(c)
Equity compensation plans
approved by security holders

24,051,782 (1) 5.03

6,266,663 (2)
Total 24,051,782 5.03 6,266,663
___________________________
(1)

Consists of outstanding

options for 15,561,307

shares of Class

A common stock,

200,000 restricted stock

units of

Class A common

stock and outstanding
options for 6,362,455 shares of Class

B stock, of which 11,389,851 Class A and 5,063,133

Class B options were exercisable, respectively.

The exercise price set forth in
this table does not give effect to the Repricing described above.
(2)

Consists of 6,266,663 shares reserved and remaining available for future awards under the 2021 Omnibus Plan and 2,300,000 shares reserved and remaining available for

issuance under

the Vaxxinity,

Inc. 2021

Employee Stock

Purchase Plan.

The reserve

for the

2021 Omnibus

Plan automatically

increases each

year on
January 1st, beginning on January 1, 2023 and ending

(and including) January 1, 2030, by the

lesser of (i) 4% of the outstanding shares

of the Company’s common stock
on the immediately

preceding December 31, (ii)

the number of

shares determined

by the Compensation

Committee, if any

such determination

is made, and

(iii) the number
of shares underlying any awards granted during the preceding calendar year, net of the shares underlying awards canceled or forfeited under the 2021 Omnibus Plan.

On
January 1, 2024, in accordance

with the automatic “evergreen”

provision of the 2021

Omnibus Plan, the maximum number

of shares that can

be issued under the

plan
was increased to 16,401,213.

Item 13.

Certain Relationships and Related Person Transactions,

and Director Independence
Policies and Procedures on Transactions

with Related Persons
The

board

of

directors

has

adopted

a

related

person

transaction

policy

in

writing

setting

forth

the

policies

and

procedures

for

the
identification, review, and approval or ratification of related person transactions. This policy covers,

with certain exceptions set forth in
the

policy

consistent

with

Item

404

of

Regulation

S-K

under

the

Securities

Act

of

1933,

as

amended

(the

“Securities

Act”),

any
transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, where the amount involved will or

may be

expected to

exceed $100,000

and in

which we

were or

are to

be a

participant and

a related

person had

or will

have a
direct or indirect interest, including

purchases of goods or services by

or from the related person or

entities in which the related person
has

a

material

interest,

indebtedness

and

guarantees

of

indebtedness.

In

reviewing

and

approving

any

such

transactions,

the

audit
committee will consider

all relevant

facts and circumstances

as appropriate,

including, but

not limited to,

the business

reasons for

the
Company to enter into the transaction and the risks, costs and the availability of other sources of comparable services or products.

Our Relationship with UBI
Our Vaxxine

Platform utilizes

a peptide

vaccine technology

first developed

by UBI

for animal

use and

subsequently refined

over the
last two decades.

UBI initiated the

development of this

technology for human

use; the business

focused on human use

was then separated
from UBI through two separate transactions: a spin-out from UBI in 2014 of operations focused on developing chronic disease product
candidates

that

resulted

in

UNS,

and

a

second spin-out from

UBI

in

2020

of

operations

focused

on

the

development

of

a COVID-
19 vaccine

that

resulted

in

COVAXX.

The

combination

of

UNS

and

COVAXX

in

March

2021

resulted

in

our

current

company,
Vaxxinity.

Ms.

Hu

and

Mr.

Reese

serve

on

the

executive

committee

of

UBI.

Ms.

Hu,

Mr.

Reese

and

Ms.

Hu’s

mother

and

father,
collectively hold voting and

investment control over

UBI. Following the spin-out transactions, UBI

continues to be

a commercial partner
for the Company and one of our principal stockholders.
As of April 15, 2024, UBI held

51,737,344 shares of our Class A common

stock, representing approximately 20.6% of

the total voting
power of our capital

stock, UBIA held 4,212,495

shares of our Class A common

stock, representing approximately

1.7% of the voting
power

of

our

capital

stock,

and

Dr. Wang

(UBI’s

founder

and

mother

of

Ms.

Hu) held

0

shares

of

our

Class A

common

stock

and
3,299,744

shares of

our Class B

common

stock, representing

an aggregate

of approximately

13.1%

of the

total voting

power

of our
capital stock. UBI also

has a warrant to purchase

1,928,020 shares of our Class

A common stock. As of

April 15, 2024, 1,928,020 shares
of Class

A common

stock underlying

the UBI Warrant

are exercisable

at an exercise

price of

$12.45 per

share (subject

to adjustment
pursuant thereto),

and are not

subject to vesting.

The UBI Warrant

has a term

of five years.

Ms. Hu, Mr.

Reese, one of

their affiliates
and UBI

are also

party to

the Voting

Agreement providing

Ms. Hu with

the authority

(and irrevocable

proxies) to

vote the

shares of
capital

stock

held

by such

persons

at

her discretion

on all

matters

to

be voted

upon by

stockholders.

See

the section

below

entitled
“Voting

Agreement.”
Commercial Agreements
We

are

party

to

a

Platform

License

Agreement,

dated

as

of

August 5,

2021,

with

UBI

and

certain

of

its

affiliates

(collectively,

the
“Licensors”),

pursuant

to

which

Vaxxinity

obtained

a

worldwide,

sublicensable,

perpetual,

fully

paid-up,

royalty-free

license

under
certain patents and

know-how owned or

otherwise controlled by the

Licensors. We granted UBI the

UBI Warrant as partial consideration
for the license.

While we continue

to take steps to

separate our operations

from those of UBI

and currently anticipate

taking additional steps to

lessen
our dependence,

we still have

certain ongoing

commercial relationships

with UBI and

its affiliates for

the provision of

manufacturing
services. Total amounts due under these agreements as of December 31, 2023 were approximately $15.9 million, including $3.1 million owed under an unsecured promissory note entered into with

UBI in October 2022, and $2.1 million owed under an additional unsecured
promissory

note

entered

into

with

UBI

in

December

2023.

Total

service

fees

incurred

under

these

agreements

for

the

years

ended
December 31, 2023 and 2022 were approximately $0.6 million and $4.2 million, respectively.

For further information about these commercial agreements, please refer to the Original 10-K.

Voting

Agreement
Our principal stockholders (Ms. Hu, Mr. Reese, one of their affiliates and UBI) entered into a voting agreement on October 1, 2021 (the
“Voting

Agreement”). We are not a party to the Voting

Agreement. The Voting

Agreement provides the proxyholder, Ms. Hu, with the
authority

(and

irrevocable

proxies)

to

direct

the

vote

and

vote

the

shares

of

capital

stock

held

by

the

principal

stockholders

at

her
discretion on

all matters

to be

voted upon

by stockholders.

The Voting

Agreement does

not restrict

any of

the principal

stockholders
from transferring

any shares

of our

capital stock

and, if

any such

shares of

capital stock

are transferred,

there is no

obligation for

the
transferee to

join the

Voting

Agreement

(unless the

transferee is

a controlled

affiliate

or family

member (or

an entity

or trust

whose
beneficial owner or primary beneficiary is a family member) of one of the parties to the Voting

Agreement).

Mr.

Reese

will

replace

Ms.

Hu

as

the

proxyholder

under

the

Voting

Agreement

upon

the

earliest

of

(i)

Ms.

Hu’s

death,

(ii)

a
determination by a

court that Ms. Hu

is permanently and

totally disabled (as determined

by a court of

competent jurisdiction) and

(iii)
six

months

after

the

later

of

Ms.

Hu

ceasing

to

be

(x)

Chief

Executive

Officer

and

(y)

Actively

Engaged

(as

defined

below)

(the
“Replacement Date”); provided

that the Replacement Date

will be the date on

which Ms. Hu ceases to

be Actively Engaged if

Ms. Hu
is not

then

Chief

Executive

Officer

and

Ms.

Hu ceases

to

be

Actively

Engaged

pursuant

to

clause (B)

of the

definition

of Actively
Engaged below. For purposes of

the Voting

Agreement, “Actively Engaged” means, on the date of determination, Ms. Hu (A) is then a director of the

Company and (B) has

not sold, or

otherwise disposed for

pecuniary gain, shares

of Class B common

stock in excess

of
65% of the Class B common stock she held on the date of the Voting

Agreement.
The Voting

Agreement will

terminate upon

the earliest

to occur

of the

following: (i)

the liquidation,

dissolution or

winding up

of the
Company; (ii)

the execution

by the

Company of

a general

assignment for

the benefit

of creditors

or the

appointment of

a receiver

or
trustee to take possession of the

property and assets of the Company;

(iii) the unilateral decision of the then

current proxyholder (in such
person’s

sole discretion)

to terminate

the Voting

Agreement, subject

to a

30-day

notice period;

(iv) on

the Replacement

Date, if

Mr.
Reese is then (x) deceased, (y) determined by a court to be permanently and totally disabled or (z) not a director of the Company; or (v)
after the Replacement Date, upon the earliest to occur of Mr.

Reese’s death, permanent and

total disability (as determined by a court of
competent jurisdiction) or ceasing to be director of the Company.

Registration Rights
In connection with the IPO, we and certain of our existing stockholders entered into a

Registration Rights Agreement pursuant to which
certain holders

of our

capital stock

are entitled

to rights

with respect

to the

registration of

their shares

under the

Securities Act.

The
registration rights will terminate

upon the earlier of

(i) with respect to any

stockholder party thereto who

then holds less than

five percent
of

the

then-outstanding

common

stock

in

the

Company

such

time

after

the

completion

of

the

IPO

as

Rule

144

or

another

similar
exemption under the

Securities Act is available

for the sale of

all of such stockholder’s

shares without limitation

during a three-month
period

without

registration

and

(ii) four

years following

the completion

of the

IPO.

We

will generally

pay

the registration

expenses
(other than

underwriting discounts

and selling

commissions), including

the reasonable fees

and disbursements,

not to exceed

$50,000
of one counsel, of the holders of the securities registered pursuant to the registrations described below.

S-1 Demand Registration Rights
Certain holders of Class A common

stock (including shares received upon

conversion of shares of Class B

common stock) are entitled
to certain Form S-1 demand registration rights. Beginning 180 days after the date of the final prospectus relating to the IPO, the holders of a majority of the registrable securities then outstanding may make a written request that we register the offer

and sale of their shares
on

a

registration

statement

on Form S-1. Such

request

for

registration

must

cover

at

least

30%

of

the

registrable

securities

then
outstanding. We

are obligated to effect only one such registration. If we determine that it would be materially detrimental to us and our
stockholders

to

effect

such

a

demand

registration,

we

have

the

right

to

defer

such

registration,

not

more

than

once

in

any 12-
month period, for a period of up

to 120 days. In addition,

we are not required to

effect a demand registration during the

period beginning
60 days prior

to our good

faith estimate of

the date of

the filing and

ending on a

date 180 days

following the effectiveness of

a registration
statement initiated by us. In an underwritten public offering, the underwriters have the right, subject to specified conditions, to limit the number of shares that such holders may include for registration.
S-3 Registration Rights
Certain holders of Class A common

stock (including shares received upon

conversion of shares of Class B

common stock) are entitled
to certain Form S-3 demand

registration rights.

The holders

of at

least 20%

of the

registrable securities

then outstanding

may make

a
written

request

that

we

register

the

offer

and

sale of

their shares

on

a

registration

statement

on Form S-3 if

we

are

eligible to

file

a
registration

statement on

Form S-3, so

long

as the

request

covers

securities the

anticipated

aggregate

offering

price

of which,

net of
underwriting

discounts,

selling

commissions

and

other

selling

expenses,

is

at

least

$3.0 million.

These

stockholders

may

make

an
unlimited number of requests for registration on Form S-3. However, we are not required to effect a registration on Form S-3 if we have
effected two such registrations within the 12-month period preceding the date of the request. Additionally, if we determine that it would be materially detrimental to

us and our stockholders to

effect such a registration,

we have the right

to defer such registration,

not more
than once in any 12-month period, for a period of up to 120 days.

Further, we are not required to effect a demand registration during the period beginning 30 days

prior to our good faith

estimate of the filing

of and ending on a date

90 days following the

effectiveness of a
registration statement initiated by us. In an underwritten public offering, the underwriters have the right, subject to specified conditions, to limit the number of shares that such holders may include for registration.
Piggyback Registration Rights
The Registration Rights Agreement

provides that if we propose to

register the offer and sale of

our common stock under the Securities
Act, in connection with the public offering of such common stock, certain holders of Class A common stock (including shares received upon conversion of

shares of Class B common

stock) will be entitled

to certain “piggyback” registration

rights allowing the holders

to
include their

shares in such

registration, subject

to certain marketing

and other limitations.

As a result,

whenever we

propose to file

a

registration statement under the Securities Act, other than with respect to (i) a registration related to the sale or grant of securities to our employees or

a subsidiary’s

employees pursuant

to a

stock option,

stock purchase,

equity incentive

or similar

plan, (ii) a

registration
relating

to

an

SEC

Rule 145

transaction,

(iii) a

registration

on

any

registration

form

that

does

not

include

substantially

the

same
information

as

would

be

required

to

be

included

in

a

registration

statement

covering

the

sale

of

our

registrable

securities

or

(iv) a
registration in

which the

only common

stock being

offered is

common stock

issuable upon

conversion of

debt securities

that are

also
being registered, the holders of

these registrable securities are entitled

to notice of the registration

and have the right, subject to

certain
limitations, to include

their shares in

the registration. We

have the right

to terminate or

withdraw any registration

initiated pursuant to
such “piggyback registration”

rights described above

before the effective

date of such registration,

whether or not any

stockholder has
elected to include shares of their common stock in such registration. In an underwritten public offering, the underwriters have the right,
subject to specified conditions, to limit the number of shares that such holders may include for registration.
Our Relationship with Destination Systems
In December 2022, the Company

entered into an aircraft

management agreement with Destination Systems

for the Company’s corporate
jet. Mr.

Landon Ogilvie,

a member of

our board of

directors, is the

Chief Executive

Officer of

Destination Systems,

and our

board of
directors considered, among other things, this

arrangement in evaluating Mr. Ogilvie’s independence. Under the terms of the agreement,
Destination Systems provides a

range of services,

including oversight of the

aircraft crew and

maintenance contractors, travel scheduling
and support,

FAA

liaison activities

and general

consulting advice

on an

as-needed basis.

During the

year ended

December 31, 2023,
Vaxxinity

paid Destination Systems $90,000, excluding pass-through costs.
Related Party Guaranty
In June 2020, COVAXX

entered into a

note payable agreement (the

“2025 Note”) for the

acquisition of an

airplane. The 2025 Note

is
secured by the airplane and personally guaranteed by Ms. Hu and Mr.

Reese.
Director Independence
The listing standards of Nasdaq

require that, subject to

specified exceptions, such as

those described above under

the subsection entitled,
“Controlled Company,”

a majority of

the members of

the board of

directors and each

member of a

listed company’s

audit committee,
compensation committee and

nominations committee be

independent and that audit

committee members and compensation

committee
members

also

satisfy

independence

criteria

set

forth

in

Rule 10A-3 under

the

Exchange

Act

and

the

Nasdaq’s

listing

standards,
respectively.
Under our Corporate

Governance Guidelines, an

independent director shall be

one who meets the

qualification requirements for

being
an independent director under applicable laws and regulations and requirements promulgated by the SEC and the corporate governance listing standards of Nasdaq, including the requirement that the board of directors have affirmatively determined that the director has no
relationship which, in

the opinion of

the board of directors,

would interfere with

the exercise of

such director’s

independent judgment
in carrying out the responsibilities of a director.
The

board

of directors

has

undertaken

a

review

of

its

composition,

the

composition

of

its committees

and

the

independence

of

our
directors and

considered whether

any director

has a

material relationship

with us

that could

compromise his

or her

ability to

exercise
independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director
concerning his

or her

background, employment

and affiliations,

including family

relationships, the

board of

directors has

determined
that each of

Dr.

Diamandis, Mr.

Hornig, Mr.

Ogilvie, Mr.

Smith and Ms.

Toledano

is “independent” under

the Nasdaq’s

listing rules.
In

addition,

the

board

of

directors

previously

determined

that

Mr.

Blatt,

who

served

as

a

director

during

a

portion

of

2023,

was
“independent” under the Nasdaq’s

listing rules.

Item 14.

Principal Accountant Fees and Services
Audit, Audit-Related, Tax

and All Other Fees
The following

table sets forth

the aggregate

fees billed to

us by Forvi

s, LLP,

our independent registered

public accounting

firm
(1)
, for
the fiscal year ended December 31, 2023:

Year

Ended
December 31, 2023
Audit Fees (2) $ 259,187
Total $ 259,187
___________________________
(1)

On September 27, 2023 Armanino LLP resigned as the

Company’s auditor, and the Company appointed Forvis LLP as the Company’s new auditor.
(2)

Audit fees consist of fees for the audit of our annual

financial statements and the review of our interim financial statements.

Auditor Independence

In 2023, there were no other professional services provided by

Forvis, LLP,

other than those listed above, that would have required the
audit committee to consider their compatibility with maintaining the independence of Forvis, LLP.
Pre-Approval Policies and Procedures
The above-described services

provided to us by

Forvis,

LLP were provided in

accordance with the policies and

procedures set forth in
the formal written charter for the audit committee. The charter for the audit committee requires that the audit committee pre-approve all audit services to

be provided to

us, whether provided

by our principal

auditor or other

firms, and all

other services (review,

attest and
non-audit) to be provided to us by our independent registered public accounting firm.
On an annual

basis, the audit committee

reviews with the

independent registered accounting

firm and management

the plan and

scope
of

the

auditor’s

proposed

annual

financial

audit

and

quarterly

reviews,

including

the

procedures

to

be

used

and

the

auditor’s
compensation.

The

audit

committee

also

pre-approves

audit,

non-audit,

and

any

other

services

to

be

provided

by

the

auditor

in
accordance with any policies adopted by the audit committee.

Part IV
Item 15.

Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
No financial

statement or

supplemental data

are filed

with this

Amendment to

Annual Report

on Form

10-K. See

Index to

Financial
Statements and Supplemental Data of the Original 10-K.
(a)(2) Financial Statement Schedule
All

schedules

are

omitted

for

the

reason

that

they

are

not

required

or

the

information

is

otherwise

supplied

in

Item

8.

“Financial
Statements and Supplementary Data” in the Original 10-K.
(a)(3) Exhibits
The

exhibits

required

to

be

filed

as

part

of

this

report

are

listed

in

the

Exhibit

List

attached

hereto

and

are

incorporated

herein

by
reference.
Exhibit No. Description of Exhibit Form File No. Exhibit Filing Date
Filed
Herewith
3.1 Amended and Restated Certificate of
Incorporation of Vaxxinity,

Inc.
8-K 001-41058 3.1 November 17, 2021
3.2
Amended and Restated Bylaws of Vaxxinity,
Inc.
8-K 001-41058 3.2 November 5, 2021
4.1
Warrant to Purchase Shares of Class A
Common Stock of Vaxxinity, Inc.
S-1/A 333-260163 4.1 November 5, 2021
4.2
Description of Registered Securities
10-K 001-41058 4.2 March 27, 2024
10.1
Form of Indemnification Agreement between
Vaxxinity, Inc. and each of its directors and
executive officers
S-1 333-260163 10.1 October 8, 2021
10.2
Registration Rights Agreement
8-K 001,41058 10.2 November 17, 2021
10.3*
Voting Agreement, dated as of October 1,
2021, among Mei Mei Hu, Louis Reese,
Blackfoot Healthcare Ventures LLC and
United Biomedical, Inc.
S-1 333-260163 10.3 October 8, 2021
10.4*
Platform License Agreement, dated as of
August 5, 2021, among Vaxxinity, Inc.
United Biomedical, Inc., IBI IP Holdings and
UBI US Holdings, LLC
S-1 333-260163 10.4 October 8, 2021
10.5†
United Neuroscience 2017 Share Option and
Grant Plan
S-1 333-260163 10.5 October 8, 2021
10.6†
C19 Corp. 2020 Stock Option and Grant Plan
S-1 333-260163 10.6 October 8, 2021
10.7†
Vaxxinity, Inc. 2021 Stock Option and Grant
Plan
S-1 333-260163 10.7 October 8, 2021
10.8†
Vaxxinity, Inc. 2021 Omnibus Incentive
Compensation Plan
S-1/A 333-260163 10.9 November 5, 2021
10.9†
Vaxxinity, Inc. 2021 Employee Stock
Purchase Plan
S-1/A 333-260163 10.9 November 5, 2021

Exhibit No. Description of Exhibit Form File No. Exhibit Filing Date
Filed
Herewith
10.10†
Form of Incentive Stock Option Grant Notice
under the 2021 Stock Option and Grant Plan
S-1/A 001-260163 10.11 November 5, 2021
10.11†
Form of Non-Qualified Stock Option Grant
Notice under the 2021 Stock Option and
Grant Plan
S-1/A 001-260163 10.12 November 5, 2021
10.12†
Form of Restricted Stock Award Notice
under the 2021 Stock Option and Grant Plan
S-1/A 001-260163 10.13 November 5, 2021
10.13†
Form of Notice of Stock Option Award 2021
Omnibus Incentive Compensation Plan
S-1/A 001-260163 10.14 November 5, 2021
10.14††
Form of Notice of Restricted Stock Unit
Award 2021 Omnibus Incentive
Compensation Plan
S-1/A 001-260163 10.15 November 5, 2021
10.15
Open Market Sale Agreement, dated as of
August 9, 2023, between Vaxdxinity, Inc. and
Jefferies LLC
v
S-3 333-273822 1.2 August 9, 2023
21.1
List of Subsidiaries
10-K 001-41058 21.1 March 27, 2024
23.1
Consent of Independent Registered Public
Accounting Firm (Forvis, LLP)
v
10-K 001-41058 21.1 March 27, 2024
23.2
Consent of Independent Registered Public
Accounting Firm (Armanino LLP)
10-K 001-41058 21.2 March 27, 2024
24.1
Power of Attorney (included on the Signature
page of this Annual Report on Form 10-K)
31.1
Certification of Principal Executive Officer
pursuant to Section 302 of Sarbanes-Oxley
Act of 2002
10-K 001-41058 31.1 March 27, 2024
31.2
Certification of Principal Financial Officer
pursuant to Section 302 of Sarbanes-Oxley
Act of 2002
10-K 001-41058 31.2 March 27, 2024
31.3
Certification of Chief Executive Officer
(Principal Executive Officer) pursuant to
Section 302 of Sarbanes-Oxley Act of 2002
X
31.4
Certification of Chief Financial Officer
(Principal Financial Officer) pursuant to
Section 302 of Sarbanes-Oxley Act of 2002
X
32.1**
Certification of Chief Executive Officer
(Principal Executive Officer) and Chief
Financial Officer (Principal Financial
Officer) pursuant to Section 906 of Sarbanes-
Oxley Act of 2002
10-K 001-41058 32.1 March 27, 2024
97.1
Vaxxinity, Inc. Compensation Recoupment
Policy
10-K 001-41058 32.1 March 27, 2024
101.INS Inline XBRL Instance Document X

Exhibit No. Description of Exhibit Form File No. Exhibit Filing Date
Filed
Herewith
101.SCH
Inline XBRL Taxonomy

Extension Schema
Document
X
101.CAL
Inline XBRL Taxonomy

Extension
Calculation Linkbase Document
X
101.DEF
Inline XBRL Taxonomy

Extension Definition
Linkbase Document
X
101.LAB
Inline XBRL Taxonomy

Extension Label
Linkbase Document
X
101.PRE
Inline XBRL Taxonomy

Extension
Presentation Linkbase Document
X
104 Cover Page Interactive Data File (formatted
as Inline XBRL and contained in Exhibit 101)
X
†

Indicates management contract or compensatory plan or arrangement.
*

Certain portions of

this exhibit (indicated

by asterisks) have been

omitted because they

are both not material

and are the type

that
the Registrant treats as private or confidential.
**

These certifications

are being

furnished solely

to accompany

this annual

report pursuant

to 18

U.S.C. Section

1350, and

are not
being filed for purposes of Section

18 of the Securities Exchange Act

of 1934 and are not to be incorporated

by reference into any
filing of the registrant, whether

made before or after the

date hereof, regardless of any

general incorporation language in such filing.
The

agreements

and

other

documents

filed

as

exhibits

to

this

Annual

Report

on

Form

10-K

are

not

intended

to

provide

factual
information or other

disclosure other than

with respect to

the terms of

the agreements or

other documents themselves,

and you should
not rely on them for that purpose.

In particular, any representations

and warranties made by us in

these agreements or other documents
were made solely

within the specific context

of the relevant agreement

or document and may

not describe the

actual state of affairs

as
of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements

of Section 13 or

15(d) of the Securities

Exchange Act of

1934, the Registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2024.

VAXXINITY

,

INC.
By: /s/ Mei Mei Hu
Mei Mei Hu, President and Chief Executive
Officer
(Principal Executive Officer)